Form 10-Q
period 2018-09-30
Alberton Acquisition Corp
filed 2018-12-06
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-38715

ALBERTON ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1001, 10/F, Capital Center

151 Gloucester Road

Wanchai, Hong Kong

(Address of principal executive offices)

+852 2117 1621

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of December 5, 2018, 14,689,750 ordinary shares of the Company, no par value per share, were issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30,
2018

Assets
Cash	$31,880
Cash held in escrow account	32,015
Deferred offering costs	231,277
Total assets	$295,172

Liabilities and Shareholders’ Equity
Due to related parties	$254
Loan from Sponsor	300,000
Total current liabilities	300,254

Commitments

Shareholders’ Deficit:
Preferred shares, no par value; 100,000,000 shares authorized, none issued and outstanding	—
300,000,000 Ordinary shares authorized, no par value; 2,875,000 shares issued and outstanding(1)	19,550
Accumulated deficit	(24,632)
Total shareholders’ deficit	(5,082)

Total Liabilities and Shareholders’ Deficit	$295,172

(1)

Includes an aggregate of 375,000 shares held by the initial shareholders which are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (See Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2018	From February 16, 2018 (Inception) to September 30, 2018

Revenue	$-	-
Formation and operating costs	21,814	$24,632
Loss from operations	(21,814)	(24,632)
Other income
Net loss	$(21,814)	$(24,632)

Weighted average shares outstanding, basic and diluted (1)	880,220	357,590

Basic and diluted net loss per ordinary share (1)	$(0.025)	$(0.069)

(1)	Shares and per share figures are calculated with consideration of all the shares issued since the company’s inception but excluding an aggregate of 375,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FROM FEBRUARY 16, 2018 (INCEPTION) TO SEPTEMBER 30, 2018

 (UNAUDITED)

	Ordinary Shares		Accumulated	Shareholders’ Equity
	Shares	Capital	Deficit	(Deficit)

Balance – February 16, 2018 (Inception)	-	$-	$-	$-
Issuance of ordinary shares on March 23, 2018	1	1	-	1
Repurchased from Shareholder on August 24, 2018	(1)	(1)	-	0
Issuance of Class B ordinary shares on August 24, 2018	1,725,000	17,250	-	17,250
Issuance of Class B ordinary shares on September 10, 2018	1,150,000	2,300	-	2,300
Net loss	-	-	$(24,632)	$(24,632)
Balance – September 30, 2018 (1)	2,875,000	$19,550	$(24,632)	$(5,082)

(1)	Includes an aggregate of 375,000 shares subject to forfeiture in connection with the underwriters’ over-allotment option (Notes 5 and 7).

The accompanying notes are an integral part of these condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FROM FEBRUARY 16, 2018 (INCEPTION) TO SEPTEMBER 30, 2018

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(24,632)
Net cash used in operating activities	(24,632)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to initial shareholders	19,550
Proceeds from sponsor loan	300,000
Advances from related party	254
Payments of deferred offering costs	(231,277)
Net cash provided by financing activities	88,527

Net Change in Cash
Cash – Beginning	—
Cash – Ending	$63,895

The accompanying notes are an integral part of these condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Alberton Acquisition Corporation (the “Company”) is a blank check company incorporated on February 16, 2018, under the laws of British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to an industry or geographic location.

As of September 30, 2018, the Company had not yet commenced any operations. All activity through September 30, 2018 relates to the Company’s formation and the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on October 23, 2018. On October 26, 2018, the Company consummated the Initial Public Offering of 10,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor (the “Sponsor”), generating gross proceeds of $3,000,000, which is described in Note 4.

Contained in the underwriting agreement for the Initial Public Offering is an over-allotment option allowing the underwriters to purchase from the Company up to an additional 1,500,000 Public Units and in connection with such purchase the Company would enter into a private placement for the sale of up to an additional 30,000 Private Units at $10.00 per Unit (as described in Note 3 – Initial Public Offering and Note 4 - Private Placement). The Company received a commitment from the Sponsor to purchase additional Private Units to maintain the amount of cash in the Trust Account (as defined below) equal to $10.00 per Public Share (as described in Note 4 - Private Placement).

On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased 1,487,992 Public Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $14,879,920. Simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 29,760 Private Units, generating gross proceeds of $297,600. On November 20, 2018, the underwriters waived its right to exercise the reminder of the over-allotment option.

Trust Account

Following the closing of the Initial Public Offering on October 26, 2018, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company, for the benefit of the Company’s public shareholders. Following the closing of underwriters’ exercise of over-allotment option on November 20, 2018, an additional $14,879,920 of net proceeds ($10.00 per Unit) was placed in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $114,879,920 on November 20, 2018.

The funds in the Trust Account can be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account can be released to pay the Company’s income or other tax obligations.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their shares included in the Public Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed to vote their initial shares and private shares, as well as any public shares acquired in or after this offering, in favor of any proposed business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Initial Shareholders have agreed (a) to vote their Founder Shares (as defined in Note 5) in favor of a Business Combination, (b) not to propose, or vote in favor of, prior to and unrelated to an initial business combination, an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of our redemption obligation to redeem all public shares if the Company cannot complete an business combination within 12 months (or 15 or 18 months, as applicable) of the closing of the Proposed Offering (the “Combination Period”), unless the Company provides public shareholders an opportunity to redeem their public shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

We will have until 12 months (or 15 or 18 months, as applicable) from the closing of our initial public offering to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be $10.00 per ordinary share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

The Initial Shareholders have agreed to waive their redemption rights with respect to the Founder Shares and the shares underlying the Private Units (i) in connection with the consummation of a Business Combination and (ii) if the Company fails to consummate a Business Combination within the Combination Period. However, if the Company’s Initial Shareholders should acquire Public Shares in or after the Proposed Offering, they will be entitled to redemption rights with respect to such Public Shares if the Company fails to consummate a Business Combination within the Combination Period. But the Initial Shareholders have agreed to waive their redemption rights with respect to the acquired Public Shares in connection with the consummation of a Business Combination. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Proposed Offering price per Unit (initially approximately $10.00).

Liquidation

The Initial Shareholders will not participate in any liquidation distribution with respect to the Founder Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, the Sponsor has contractually agreed, pursuant to a written agreement to the Company, that if the Company liquidates the Trust Account prior to the consummation of a business combination, it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. Moreover, this liability will not apply to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended . The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The interim accompanying financial statements have been prepared in accordance with GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 3 and 5). At September 30, 2018, the Company did not have any dilutive securities and other contracts that could potentially, be exercised or converted into ordinary shares and then share in the earnings (loss) of the Company. As a result, diluted loss per common share is the same as basic loss per ordinary shares for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2018 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period ended September 30, 2018.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on October 26, 2018, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. On November 20, 2018, in connection with the underwriters’ partial exercise of their over-allotment option, the Company consummated the sale of an additional 1,487,992 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one half of one ordinary share at an exercise price of $11.50 (see Note 7). Every ten Public Rights will convert automatically into one ordinary share upon consummation of a Business Combination (see Note 7).

Note 4 - Private Placements

Simultaneously with the Initial Public Offering, the Company’s Sponsor purchased an aggregate of 300,000 Private Units at $10.00 per Unit (for a total purchase price of $3,000,000). On November 20, 2018, in connection with the underwriters’ partial exercise of their over-allotment option, the Company consummated the sale of additional 29,760 Private Units, generating gross proceeds of $297,600. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the units sold in the Initial Public Offering except warrants included in the Private Units will be non-redeemable. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the founder shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 – Related Party Transactions

Founder Shares

In September 2018, our Initial Shareholders acquired an aggregate of 2,875,000 ordinary shares for an aggregate purchase price of $19,550, or approximately $0.01 per share (the “Founder Shares”). The Founder Shares include an aggregate of up to 375,000 ordinary shares subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part. Our Initial Shareholders will be required to forfeit only a number of ordinary shares necessary to continue to maintain, in the aggregate, the 20% ownership interest in our ordinary shares after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the sale of the Private Units). On November 20, 2018, 3,002 Founder Shares were forfeited in connection with the underwriters’ partial exercise of the over-allotment option. The Initial Shareholders maintains 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the partial exercise of the over-allotment (excluding the sale of the Private Units).

The Founder Shares are identical to the ordinary shares included in the units being sold in this offering. However, the initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to convert any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to consummation of an initial business combination, or sell any shares to us in a tender offer in connection with a proposed initial business combination and (C) that the founder shares shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated.

Additionally, subject to certain limited exceptions, the Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, and with respect to the remaining 50% of the Founder Shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Advances

In the company’s formation process and before June 30, 2018, the Sponsor advanced HK$22,000, equivalent to US$2,818 to cover the legal expenses associated with the business registration. The Company repaid the Sponsor a total of $2,818 on July 6, 2018. In September, 2018, the Sponsor advanced the Company an additional HK$1,985 (equivalent to US$254) for bank service charge.  As of September 30, 2018, the amount due to related parties was HK$ 1,985 (or US$ 254) as a result of the formation costs paid by the Sponsor on behalf of the Company.

On October 19, 2018, the Company’s Sponsor advanced the Company an additional $71,000 for costs associated with the Initial Public Offering. Such advances were non-interest bearing and shall be repaid upon the closing of the Initial Public Offering. These advances were repaid by the Company on November 15, 2018.

Related Party Loan – Promissory Note

Pursuant to a promissory note dated July 6, 2018, the Sponsor loaned the Company $300,000, which was used for the payment of costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination.

Note 6 – Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Units (and underlying securities) and the units our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of a majority-in-interest of these securities are entitled to make up to two demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters were entitled to an underwriting discount of 2%, payable in cash at the closing of the Initial Public Offering. On October 26, 2018, the underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $2,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discount. On November 20, 2018, the underwriters partially exercised its over-allotment option to purchase an additional 1,487,992 Public Units of the Company. Therefore, an additional underwriting discount amount of $297,598 were paid to the underwriters accordingly.

We also agreed to pay the underwriters deferred underwriting discounts and commissions equal to 3.5% of the gross proceeds of this offering. Upon completion of our initial Business Combination, the deferred underwriting discounts and commissions of $4,020,797 (with consideration of the underwriters’ exercise of their over-allotment option on November 20, 2018) will become payable to the underwriters from the funds held in the trust account, subject to the terms of the underwriting agreement. No discounts or commissions will be paid with respect to the purchase of the Private Units.

Unit Purchase Option

On October 26, 2018, the Company sold to the underwriter (and/or its designees), for $100, an option to purchase up to 500,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $5,750,000) commencing on the consummation of a Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering, with 500,000 ordinary shares, warrants to purchase 250,000 shares and rights to receive 50,000 ordinary shares that may be issued upon exercise of the option.

The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $1,603,060 (or $3.206 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 38%, (2) risk-free interest rate of 2.29% (the interest rate on a three-month US Treasury Bill on October 26, 2018) and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the effective registration except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering such securities, other than underwriting commissions which will be paid for by the holders themselves. Additionally, the representative of the underwriters has agreed that it will not be permitted to exercise any warrants underlying the purchase option after the fifth anniversary of the effective date of the registration statement.

Note 7 — Shareholder’s Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by our board of directors. No preference shares are being issued or registered in this offering. As of September 30, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of September 30, 2018, the Company issued an aggregate of 2,875,000 ordinary shares to its founders, of which 375,000 shares were subject to forfeiture in connection with the underwriters’ exercise of the over-allotment option.

Warrants - Each warrant entitles the registered holder to purchase one-half (1/2) of one ordinary share at a price of $11.50 per whole ordinary share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an initial business combination or 12 months from the date of the effective date of the registration statement. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the ordinary shares for the 20 trading days ending on the third trading day immediately prior to the date of exercise. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire on the fifth anniversary of the closing of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The warrants issued in the Private Units (“Private Warrants”) are identical to the Public Warrants sold in this offering except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

The Company may call the warrants for redemption (excluding the private warrants and any warrants issued to its initial shareholders, officers or directors in payment of working capital loans made to the Company, but including outstanding warrants issued upon exercise of the unit purchase option issued to Chardan Capital Markets LLC), in whole and not in part, at a price of $0.01 per warrant,

●	at any time after the warrants become exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Rights - Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of a share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The rights included in the Private Units being sold in the Private Placement will be identical to the rights included in the Units being sold in the Proposed Offering, except that, among others, the rights including the shares issuable upon exchange of such rights, are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act. Please refer to Note 5 Private Placement for more details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Alberton Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were incorporated on February 16, 2018 as a British Virgin Islands company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from Hong Ye Hong Kong Shareholding Co., Limited, our sponsor (“Sponsor”) to fund our operations.

On October 26, 2018, we consummated our initial public offering (“IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one ordinary share (the “Ordinary Shares”), one redeemable warrant to purchase one-half of one Ordinary Share, and one right to receive 1/10 of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. We granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments. Simultaneously with the closing of the IPO, we consummated a private placement (“Private Placement”) with our Sponsor, of 300,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $3,000,000. On October 26, 2018, a total of $100,000,000 of the net proceeds from the sale of the Units in the IPO and the Private Placement were placed in a trust account established for the benefit of our public shareholders.

On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased an additional 1,487,992 Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $14,879,920. Simultaneously with the sale of the over-allotment Units, we consummated a private placement with the Sponsor of 29,760 Private Units at a price of $10.00 per Unit, generating total additional gross proceeds of $297,600. On November 20, 2018, the underwriters waived its right to exercise the reminder of the over-allotment option. As of November 20, 2018, an additional $14,879,920 of the net proceeds from the sale of the over-allotment Units and the additional Private Units were placed in a trust account established for the benefit of our public shareholders, bringing the aggregate amount placed in such trust account to be $114,879,920.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placements, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to September 30, 2018 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate insignificant amount of non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2018, and for the period from February 16, 2018 (inception) to September 30, 2018, we had a net loss of $21,814 and $24,632, respectively, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2018, we had $63,895 in cash and a working capital deficiency of $236,360 (excluding deferred offering costs). Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on October 26, 2018, we consummated the IPO of 10,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 300,000 Private Units, at a price of $10.00 per Unit, generating gross proceeds of $3,000,000. On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased an additional 1,487,992 Units, at a price of $10.00 per Unit, generating gross proceeds of $14,879,920. Simultaneously with the sale of the over-allotment Units, we consummated the sale of an additional 29,760 Private Units, at a price of $10.00 per Unit, generating total additional gross proceeds of $297,600. As of November 20, 2018, a total of $114,879,920 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders.

We incurred cash costs in connection with the IPO totaling approximately $2,902,391, consisting of $2,297,598 in underwriting discounts and commissions and $604,793 of other expenses. After completion of the IPO and the private placements and payment of related cash expenses, the Company had an available cash balance not held in the Trust Account of approximately $500,000 as of November 20, 2018.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, to acquire a target business, to pay holders who wish to convert or sell their shares to us for a portion of the funds held in the trust account and to pay our expenses relating thereto, upon consummation of our initial business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to the business combination. However, if our estimates of the costs of undertaking due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 -- Significant Accounting Policies, of the Notes to unaudited Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 24, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

In August 2018, in connection with our organization we issued 1,725,000 Class B ordinary shares to our initial shareholders as founder shares, of which an aggregate of 1,650,000 Class B ordinary shares were issued for an aggregate purchase price of $17,250 or 0.010454545 per share, and an aggregate of 75,000 Class B ordinary shares were issued for services rendered. On September 10, 2018, we issued an additional 1,150,000 Class B ordinary shares to our initial shareholders as founder shares, of which an aggregate of 1,135,000 Class B ordinary shares were issued for an aggregate purchase price of $2,300 or approximately 0.00202643 per share, and an aggregate of 15,000 Class B ordinary shares were issued for services rendered. On September 14, 2018, our initial shareholders converted all of their Class B ordinary shares, constituting all of the outstanding Class B ordinary shares of the Company, into Class A ordinary shares and, immediately thereafter, the Company amended and restated its Memorandum and Articles of Association to eliminate the Class B ordinary shares and re-designate the Class A ordinary shares as “ordinary shares.” As a result, as of September 14, 2018, our initial shareholders held 2,875,000 founder shares (up to 375,000 of which were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full). On November 20, 2018, the underwriters partially exercised the over-allotment option (as described in detail below); thus, an aggregate of 3,002 founder shares held by our initial shareholders were forfeited.

These issuance were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were sold to an accredited investor.

Use of Proceeds from Registered Securities

On October 26, 2018, the Company consummated IPO of 10,000,000 Unit. Each Unit consists of one Ordinary Share, one redeemable warrant to purchase one-half of one Ordinary Share, and one right to receive 1/10 of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with Hong Ye, our Sponsor, of 300,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,000,000. Subsequently, the underwriters exercised the over-allotment option in part and, on November 20, 2018, the underwriters purchased 1,487,992 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $14,879,920. On November 20, 2018, simultaneously with the sale of the over-allotment units, the Company consummated the private placement with our Sponsor of an additional 29,760 Private Units, generating gross proceeds of $297,600. On November 20, 2018, the underwriters waived its right to exercise the remainder of the over-allotment option. In connection with the waiver of the remainder of the over-allotment option, an aggregate of 3,002 ordinary shares held by our initial shareholders were forfeited and cancelled.

The Private Units are identical to the units sold in the IPO except the warrants included in the Private Units will be non-redeemable. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the founder shares) until the completion of the business combination.

The Company’s initial shareholders have agreed (a) to vote their founder shares in favor of a business combination, (b) not to propose, or vote in favor of, prior to and unrelated to an initial business combination, an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of our redemption obligation to redeem all public shares if the Company cannot complete an business combination within 12 months (or 15 or 18 months, as applicable) of the closing of the IPO, unless the Company provides public shareholders an opportunity to redeem their public shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve a business combination (or to sell any shares in a tender offer in connection with a business combination if the Company does not seek shareholder approval in connection therewith) and (d) that the founder shares shall not participate in any liquidating distributions upon winding up if a business combination is not consummated.

We paid a total of $2,297,598 in underwriting discounts and commissions (not including the 3.5% underwriting commission payable at the consummation of initial business combination) and $604,793 for other costs and expenses related to the IPO. After deducting the underwriting discounts and commissions (not including the deferred portion) and other offering expenses, a total of $114,879,920 of the net proceeds from the IPO (including the over-allotment) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-227652), dated October 23, 2018, which was declared effective by the SEC on October 23, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Date: December 6, 2018	By:	/s/ Bin (Ben) Wang
Bin (Ben) Wang
Chief Executive Officer (Principal executive officer)

Date: December 6, 2018	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)