Form 10-K
period 2018-12-31
Alberton Acquisition Corp
filed 2019-04-01
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38715

ALBERTON ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1001, 10/F, Capital Center 151 Gloucester Road Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +852 2117 1621

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one ordinary share, one redeemable warrant, and one right	The Nasdaq Stock Market LLC
Ordinary shares, no par value	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one-half (1/2) of one ordinary share	The Nasdaq Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 29, 2018, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $0.

The number of ordinary shares of the registrant outstanding as of March 29, 2019 was 14,689,750.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALBERTON ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

part I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Alberton Acquisition Corporation.

Overview

We were incorporated on February 16, 2018 as a British Virgin Islands company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business are not limited to any particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

On October 26, 2018, we consummated our initial public offering (the “IPO”) of 10,000,000 units. Each unit consists of one ordinary share (the “Ordinary Shares”), one redeemable warrant to purchase one-half of one Ordinary Share, and one right to receive 1/10 of an Ordinary Share upon the consummation of an initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. We granted the underwriters a 45-day option to purchase up to 1,500,000 additional units to cover over-allotments. Simultaneously with the closing of the IPO, we consummated a private placement with Hong Ye Hong Kong Shareholding Co., Limited (“Hong Ye” or the “Sponsor”), of 300,000 private units at a price of $10.00 per private unit, generating gross proceeds of $3,000,000. On October 26, 2018, a total of $100,000,000 of the net proceeds from the sale of the units in the IPO and the sale of the private units in the private placement were placed in a trust account established for the benefit of our public shareholders.

On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased an additional 1,487,992 units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $14,879,920. Simultaneously with the sale of the over-allotment units, we consummated another private placement with the Sponsor of 29,760 private units at a price of $10.00 per private unit, generating total additional gross proceeds of $297,600. On November 20, 2018, the underwriters waived its right to exercise the reminder of the over-allotment option. As of November 20, 2018, an additional $14,879,920 of the net proceeds from the sale of the over-allotment units and the additional units in the private placement were placed in the trust account established for the benefit of our public shareholders, bringing the aggregate amount placed in such trust account to be $114,879,920.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the private placements, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from Hong Ye Hong Kong Shareholding Co., Limited, our sponsor (“Sponsor”) to fund our operations.

Management Investment Experience

We seek to capitalize on the more than 180 years of combined experience of our management team. We believe their distinctive and complementary backgrounds and extensive network in various industries can provide a rich selection of potential targets and have a profound impact on a chosen target business. Our management team is actively sourcing company candidates. Our management team believes their deal-making track record, professional relationships, and capital markets expertise can be catalysts to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our shareholders.

We believe that our management team is well positioned to identify attractive business combination opportunities with compelling growth records and further potential. Our objective is to generate an attractive return for shareholders through a merger with an industry leader with a strong growth record and growth potential. We expect to favor opportunities with certain industry and business characteristics. Key industry characteristics we look for include compelling long-term growth prospects, attractive competitive dynamics, consolidation opportunities and leading technological position and strong management. Key business characteristics we look for include high barriers to entry, significant streams of recurring revenue, high incremental margins and attractive free cash flow characteristics.

Past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Although one of our founders has past experience with special purpose acquisition companies, you should not rely on the historical record of our management’s performance as indicative of our future performance.

Business Strategy

Our business strategy is to identify and complete our business combination with a company that meets the criteria of strong growth record, significant potential for further growth, leading technology position and proven management team prepared for being a public company. Our selection process leverages our management’s broad and deep relationship network, industry experiences and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. Our management team has a distinctive combination of capabilities including:

●	experience deploying a unique and broad value creation toolkit including identifying value enhancements, recruiting world-class talent and delivering elite operating efficiency by consistently exceeding synergy targets; and

●	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership.

Following completion of the IPO, our founders have been communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and have begun the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

●	will offer an attractive return for our shareholders, potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. If we decide to enter into our business combination with a target business that does not meet all or some of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which will be in the form of proxy solicitation materials or tender offer documents that we will file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we intend to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that are made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founders shares and/or private units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months (or 15 or 18 months, as applicable) after the closing of the IPO.

We are subject to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

POTENTIAL CONFLICTS

Members of our management team have various interests in the IPO that are different than our other shareholders and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to such other entities (as well as to us). We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers would materially undermine our ability to complete our initial business combination. Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting discounts and commissions and taxes payable on the income accrued in the trust account) while we are listed on NASDAQ (and all target business opportunities if we are delisted from NASDAQ) prior to presenting them to any other entity until the earlier of a business combination or our liquidation, subject to any pre-existing fiduciary or contractual obligations they may have. Our officers and directors have also agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required time period.

For more information on the foregoing conflicts of interest and the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

COMPETITIVE STRENGTHS

We believe we have the following competitive strengths:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination, which may delay the consummation of a transaction; and the existence of our outstanding warrants and rights, which may represent a source of future dilution.

Financial position

With funds in the trust account of $114,879,920 available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. We have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Management Expertise

We seek to capitalize on the operating experience and contacts of our officers and directors in consummating an initial business combination. We believe the network and skills of these individuals make them valuable resources to our company and will assist us in consummating a transaction. Past performance of our management team or their affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination.

EFFECTING A BUSINESS COMBINATION

General

We intend to utilize cash derived from the proceeds of the IPO and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense and potential loss of voting control, among others. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Subject to the requirement that while we are listed on NASDAQ our target business have a fair market value of 80% of the trust account balance (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the trust account), as described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except as described below, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

Our principal means of identifying potential target businesses are through the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, we believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus relating to the IPO and know what types of businesses we are targeting. Our initial shareholders, officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, our initial business combination (regardless of the type of transaction that it is) other than the $1,000 monthly administrative services fee, the $290,000 payment to White and Williams LLP (an affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to the initial business combination, the repayment of $300,000 of non-interest bearing loans and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers or directors or their affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that while we are listed on NASDAQ a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the trust account). The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Although our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We will not be required to obtain an opinion from an investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

If NASDAQ delists our securities from trading on its exchange after the IPO, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. We have not entered into any such fund raising arrangement and have no current intention of doing so.

Lack of Business Diversification

We expect to complete only a single business combination. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. In either case, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait up to 18 months from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

We have until 12 months from the consummation of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated Memorandum and Articles of Association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the trust account $1,148,800, on or prior to the date of such applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to an applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to such applicable deadline. In addition, we intend to issue a press release the day after such applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account and then seek to dissolve and liquidate. In such event, the public warrants and rights will expire and will be worthless.

Our initial shareholders and our officers and directors have agreed (1) to vote their founder shares, their private shares (representing the ordinary shares underlying the private units) as well as any public shares acquired in or after the IPO in favor of any proposed business combination, (2) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to a business combination, to affect the substance or timing of the Company’s obligation to redeem all public shares if it cannot complete an business combination within 12 months (or 15 or 18 months, as applicable) of the closing of this proposed offering, unless the Company provides public shareholders an opportunity to redeem their public shares, (3) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (4) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as few as 470,681 of our public shares (or approximately 4% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming only the minimum number of shares required to constitute a quorum are present at the shareholder meeting and the initial shareholders do not purchase any units or shares in the after-market).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to convert their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote or increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters.

Our initial shareholders, officers and directors will not have conversion rights with respect to any shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to deliver their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if such shareholder wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated Memorandum and Articles of Association provided that we will have only 12 months (or 15 or 18 months, as applicable) from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month period (or 15-month or 18-month time period, as applicable) from the closing of the IPO or such longer period that our shareholders may approve, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us for our tax obligations, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, seek to dissolve and liquidate subject to our obligations under BVI law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. This redemption of public shares from the trust account shall be effected as required by function of our amended and restated Memorandum and Articles of Association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where we have our principal place of business, and taking any other steps the liquidator considers appropriate to identify our creditors, after which our remaining assets would be distributed. As soon as our affairs are fully wound-up, the liquidator must complete his statement of account and make a notice filing with the registrar. We would be dissolved once the registrar issues a Certificate of Dissolution.

Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of the IPO. However, if our initial shareholders or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12-month time period (or 15-month or 18-month time period, as applicable) from the closing of the IPO.

Our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose, or vote in favor of, any amendment to our amended and restated Memorandum and Articles of Association, prior to a business combination, that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of the IPO, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to a number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

There will be no redemption rights or liquidating distributions with respect to our warrants or rights, both of which will expire worthless if we fail to complete our initial business combination within the 12-month time period (or 15-month or 18-month time period, as applicable) from the closing of the IPO. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

If we were to expend all of the net proceeds of the IPO and the private placements, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In order to protect the amounts held in the trust account, Hong Ye, an entity owned by Guan Wang, has contractually agreed pursuant to a written agreement with us that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe Hong Ye has sufficient financial resources to satisfy its indemnity obligation should it arise, however we cannot assure you it will have sufficient liquid assets to satisfy such obligations if it is required to do so. Additionally, the agreement entered into with Hong Ye specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate the trust account because we have not completed a business combination within the required time period, will not be less than $10.00.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and Hong Ye asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Hong Ye to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce these indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e., (i) we fail to comply with the requirements of a statutory demand that has not been set aside under Section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of ours is returned wholly or partly unsatisfied; or (iii) either the value of our liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, a payment made as “unfair preferences” or a “transaction at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to a British Virgin Islands courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts due them. Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a shareholder vote to amend our amended and restated Memorandum and Articles of Association prior to the consummation of an initial business combination or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials.

Amended and Restated Memorandum and Articles of Association

Our amended and restated Memorandum and Articles of Association contain certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our shareholders or a majority of our directors. If we seek to amend any provisions of our amended and restated Memorandum and Articles of Association that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or 15 or 18 months, as applicable) from the closing of the IPO, we will provide public shareholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person. Our initial shareholders, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association. Specifically, our amended and restated Memorandum and Articles of Association provide, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months (or 15 or 18 months, as applicable) from the closing of the IPO, then we will redeem all of the outstanding public shares and thereafter seek to liquidate and dissolve our company;

●	upon the consummation of the IPO, $114,879,920 shall be placed into the trust account; and

●	prior to our initial business combination, we may not issue additional shares that participate in any manner in the proceeds of the trust account, or that votes as a class with the ordinary shares sold in the IPO on an initial business combination.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination;

●	our obligation to pay the underwriters the deferred underwriting discounts and commissions upon consummation of our initial business combination; and

●	our outstanding warrants, rights and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

FACILITIES

We currently maintain our principal executive offices at Room 1001, 10/F Capital Center, 151 Gloucester Road, Wanchai, Hong Kong. The cost for this space is included in the $1,000 per-month fee that Hong Ye charges us pursuant to a letter agreement between us and Hong Ye for general and administrative services commencing on August 1, 2018 and terminating upon completion of our initial business combination or the distribution of the trust account to our public shareholders. We believe, based on rents and fees for similar services, that the fee charged by Hong Ye is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

EMPLOYEES

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, when a suitable target business to acquire is located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believes is necessary to our business. We do not intend to have any other employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at Room 1001, 10/F Capital Center, 151 Gloucester Road, Wanchai, Hong Kong. The cost for this space is provided to us by Hong Ye, a company wholly owned by our insiders, as part of the $1,000 per-month payment we make to it for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “ALACU” on October 24, 2018. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on November 21, 2018, under the symbols “ALAC”, “ALACW” and “ALACR”, respectively.

The table below sets forth the high and low closing sale prices of units, ordinary shares, warrants and rights reported by Nasdaq for the period from October 24, 2018 (the date on which our units were first traded on Nasdaq) through December 31, 2018.

	Ordinary Shares		Warrants		Rights		Units
Period Ended	High	Low	High	Low	High	Low	High	Low
December 31, 2018	$9.80	$9.65	$0.20	$0.081	$0.34	$0.22	$10.09	$9.5863
January 1, 2019 through March 31, 2019	$9.99	$9.73	$0.14	$0.0509	$0.26	$0.16	$10.19	$10.00

Holders of Record

At March 31, 2019, there were 14,689,750 of our ordinary shares issued and outstanding held by seven shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 26, 2018, the Company consummated its IPO of 10,000,000 units. Each unit consists of one Ordinary Share, one redeemable warrant to purchase one-half of one Ordinary Share, and one right to receive 1/10 of an Ordinary Share upon the consummation of an initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement with Hong Ye, our Sponsor, of 300,000 private units at a price of $10.00 per private unit, generating total proceeds of $3,000,000. Subsequently, the underwriters exercised the over-allotment option in part and, on November 20, 2018, the underwriters purchased 1,487,992 over-allotment option units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $14,879,920. On November 20, 2018, simultaneously with the sale of the over-allotment units, the Company consummated the private placement with our Sponsor of an additional 29,760 private units, generating gross proceeds of $297,600.

The private units are identical to the units sold in the IPO except the warrants included in the private units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees. Additionally, because the private units will be issued in a private transaction, our sponsor and its permitted transferees will be allowed to exercise the private warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. The purchasers of the private units have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described above) until the completion of the business combination.

We paid a total of $2,297,598 in underwriting discounts and commissions (not including the 3.5% underwriting commission payable at the consummation of initial business combination) and $763,325 for other costs and expenses related to the IPO. After deducting the underwriting discounts and commissions (not including the deferred portion) and other offering expenses, a total of $114,879,920 of the net proceeds from the IPO (including the over-allotment) and the private placements were in a trust account established for the benefit of the Company’s public shareholders.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were incorporated on February 16, 2018 under the laws of British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic location. We have not selected any target business for our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the sale of our securities and loans from our Sponsor to fund our operations.

On October 26, 2018, we consummated our IPO of 10,000,000 units. Each unit consists of one Ordinary Share, one redeemable warrant to purchase one-half of one Ordinary Share and one right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional units to cover over-allotments. On October 26, 2018, simultaneously with the consummation of the IPO, we consummated a private placement with our Sponsor of 300,000 private units at a price of $10.00 per private unit, generating total proceeds of $3,000,000. On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased 1,487,992 over-allotment option units at an offering price of $10.00 per unit, generating gross proceeds of $14,879,920. On November 20, 2018, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 29,760 private units to our Sponsor, generating gross proceeds of $297,600. On November 20, 2018, the underwriters waived its right to exercise the reminder of the over-allotment option. In connection with such wavier, an aggregate of 3,002 founder shares held by our initial shareholders were forfeited.

As of December 31, 2018, a total of $114,879,920 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the private placements were deposited in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the private placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to October 26, 2018 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2018, we had a net income of $341,708. During the year ended December 31, 2018, we incurred $102,685 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $444,156 of interest income from investments in our Trust Account and $62 of interest income from deposits in our corporate bank account.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash outside the Trust Account of $452,409 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2018, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through December 31, 2018, the Company’s liquidity needs were satisfied through receipt of $19,550 from the sale of the insider shares, $300,000 loaned by the Sponsor to the Company under a certain unsecured promissory note, advances from our Sponsor and an affiliate of our sponsor in an aggregate amount of $71,256 which were repaid after the IPO (as described in Note 5), and the net proceeds from the IPO and private placement held outside the trust account. On July 6, 2018, the Sponsor loaned the Company $300,000 pursuant to a non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional funding that may be loaned to us by our Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 31, 2019.

Name	Age	Position
Bin (Ben) Wang	60	Chairman of the Board and Chief Executive Officer
Keqing (Kevin) Liu	59	Chief Financial Officer and Director
Guan Wang	41	Secretary, Treasurer and Director
Howard Jiang	60	Director
John W. Allen	80	Director
Harry Edelson	85	Director

Below is a summary of the business experience of each of our executive officers and directors:

Bin (Ben) Wang, 60, Managing Director of Eon Capital International Ltd, a Hong Kong-incorporated corporate advisory service company since 2007. In this role, he has advised many companies in mergers and acquisitions and project financing including China Railway Rolling-stock Corp. (CRRC), Weifang Hengan Radiator Group Co. Ltd., Shandong Shiheng Special Steel Group Co. Ltd., Shandong Tiantong Food Co., Ltd., American Lorain Corp., China New Media Corp. and Sino-Gas International Holdings. Ben began his financial career in 1994 with Chemical Bank, as market segment manager for the Asian market. He then served as Vice President and Team Leader of Chase International Financial Services after Chemical Bank’s merger into Chase in 1996 and later combination into JP Morgan Chase in 2000. He continued his service at JP Morgan Chase with a broad range of management responsibilities in the development and growth of the bank’s international business until 2006. Ben graduated from Northwestern Polytechnic University in 1980, received his M.S. degree in Mechanical Engineering from Xi’an Jiaotong University in 1983 and he obtained his MA in economics from Illinois State University in 1992. Ben has advised clients on many cross-border mergers and acquisitions transaction and has rich experience working with C-suite executives and negotiating transactions. Ben’s qualifications to serve as Chairman, Chief Executive Officer, and director include his substantial experience in mergers and acquisitions as well as his expertise and resources in financing and deal sourcing.

Keqing (Kevin) Liu, 59, a former partner of ACL Equity from June 2018 to October 2018, a financial services company in Beijing, China, where he focuses on deal origination and cross-border mergers and acquisitions. He began his career in 1983 at Agricultural Bank of China Jiangxi Provincial Branch as a project manager in a portfolio co-funded by the World Bank, until 1993; from 1993 to 2001, a Senior Manager and Senior Economist at China Merchants Bank head office, Shenzhen, he led a project finance team to manage a portfolio exceeding US$1 billion; a member of the bank’s Mid-Term Development Strategies Working Group from 1997 to 2000, he represented the bank at the World Bank and International Monetary Fund annual meetings in Washington D.C.; from 2002 to 2004, he co-headed the International Department, Shenzhen Commercial Bank (now Ping An Bank) head office, to fund cross-border transactions and collaborate with more than 600 prime financial institutions worldwide; from 2005 to 2007, he was Consultant, CITIC Capital, Hong Kong, an investment banking arm of CITIC Group, one of China’s largest finance holding conglomerates, active in investment due diligence; in 2007, he founded Nanchang GlobeVision Investment, a company investing in carbon-dioxide emission reduction projects that generate saleable certified emission reduction credits, and served as Chief Executive Officer of such company from 2007 to 2010; from 2010 to June 2018, he was Partner, Wealth Assets and Capital (formerly Wealth Business Consultancy), Hong Kong, engaged in deal sourcing and due diligence. He has served as Adjunct Researcher, European Studies Center, Zhejiang University, one of China’s top institutions of higher learning. He holds a Bachelor of Economics in Statistics from Jiangxi University of Finance and Economics, China, in 1983. Kevin’s qualifications to serve as Chief Financial Officer and a director include his 35-year international finance management and due diligence experience and deal-sourcing capability due to his high-level and extensive relationships with banks. His deal sourcing capability and extensive due diligence experience will greatly benefit the Company.

Guan Wang, 41, Executive Director, Sinobay (Hong Kong) Commercial Real Estate & Management Co, Ltd, Shenzhen, China, since 2005. She has been in charge of Sinobay’s major investments for 13 years since its inception in 2005. From 2003 to 2005, she served as Director of Human Resources at Union Economic and Trading Investment Co. Ltd, Shenzhen, China, where she was responsible for the company’s human resource development, designing and improving the company’s organizational structure, and cultivating its corporate culture. From 1999 to 2002, she was an assistant in the Human Resources Division at CR Vanguard, a large national supermarket chain in China, a subsidiary of China Resources, a Fortune Global 500 company. Guan received her Bachelor of Science in Computer Application from Shenyang Aerospace University in China in 1999. Guan’s qualifications to serve as Secretary, Treasurer and a director include her work and investment management experience and her experience in human resources management in terms of evaluating top management of companies.

Howard Jiang, 60, Partner at the law firm, White and Williams LLP, since 2017. He began his career at Baker & McKenzie LLP New York office in 1990 and later served as a partner there. Prior to joining White and Williams, during the last five years, he was also a partner at Locke Lord LLP and Seyfarth Shaw LLP. Howard’s practice focuses on capital markets and mergers and acquisitions. He has extensive transactional experience in structuring deals, designing exits and financial products for complicated financing purposes, including mergers and acquisitions, project finance and credit workout situations. He has participated in many projects, including IPOs, public buy-outs and going private transactions. He participated in establishing the joint venture between GM and Shanghai AutoWorks. He lead the legal team that assisted in the establishment of many US and European multinationals’ operations and acquisitions in China, including American Standard, Trane and Wabco. He advised Fresenius, the leading German managed-care provider in its acquisition of MedPartners operations in North American and Europe. He advised a consortium in the acquisition of Digital Domain, which was later injected into a Hong Kong listed company. He worked on project finance deals such as the FLAG submarine cable project and a cruise ship terminal in the US British Virgin Islands. He was active in rollup transactions and buyouts advising clients in telecom and sports equipment fields. He advised on Shandong Huaneng Power’s IPO on the New York Stock Exchange, the first Chinese ADR offering in the world. In addition, Howard has been a director of Daqing Hawkland Technology Investment Corp. since 2010, a currently inactive company that previously made investments in emerging manufacturing companies and exited its last portfolio investment in 2016. Howard’s transaction experience spans manufacturing, pharmaceuticals and nutraceuticals, biopharmaceuticals, medical device, utilities, heavy equipment manufacturing, fulfillment operations, internet technologies, entertainment and media, movie production and post production, power generation and infrastructure development projects as well as location based entertainment projects. He has broad connections in the investment community and access to deal flow. We believe that his capital market and M&A expertise as well as his connections will be beneficial to the Company. Howard obtained his JD from Columbia University Law School in 1992; Master in International Banking and Finance from Columbia University in 1989; Master of Corporate Finance from Webster University, Switzerland in 1988. He obtained his BA in English Literature from Shanghai University of International Studies in 1982. Howard is serving as a director with the approval of White and Williams LLP in his personal capacity and will not provide legal services to the Company. He will recuse himself from all board decisions related to White and Williams LLP and its engagement by the Company. Howard’s qualifications to serve on the board of directors include his experience as legal advisor to public and private businesses, his global connections in a wide variety of industries and his expertise in negotiating and consummating mergers and acquisitions.

John W. Allen, 80, Chairman and Chief Executive Officer, since 1994, of Greater China Corporation, a company providing global investment banking services. Since 2008, he has also served as President of Spring Investment Corporation, a Family Investment firm. He has participated in more than 50 investment transactions in the U.S., Canada, Asia, Europe and throughout Latin America. He has served on a number of boards of public and private companies and foundations. Since December 2014 he has been an Independent Director and Chairman of the Audit Committee of Enssolutions Group Inc. a public company listed on the Toronto TSXV exchange. John began his financial career with the Bank of Boston where he eventually ran the international investment subsidiary, Boston Overseas Financial Corporation. He joined Schroder Bank and Trust Company as Assistant to James D. Wolfensohn (former President of the World Bank Group). He also served as a Trustee of the Soros Open Society Institute and as one of three Trustees of the International Science Foundation with George Soros and Nobel Laureate James Watson from 1990 to 2005. He is currently a member of the Advisory Board of the World Policy Institute and a former member of the Business Council of the United Nations. He also served as Chairman of the Board of AIESEC Yale and AIESEC U.S., an international student exchange program. He is currently a Trustee of the Chinese Cultural Foundation and founding member of the China Investment Group. John received his BA from Yale University in 1961 and his MBA from Harvard Business School in 1965. John’s qualifications to serve as a director include his experience as a board member of public and private companies in a wide variety of industries and countries and his years of venture and investment experience.

Harry Edelson, 85, CFA, CCP, CDP, President since 1980 of Edelson Technology, Inc., a company involved in consulting, fundraising, M&A, and investments. From 1984 until 2005 was an advisor and consultant for 10 multinational corporations (AT&T, Viacom, 3M, Ford Motor, Cincinnati Bell, Colgate-Palmolive, Reed Elsevier, Imation, Asea Brown Boveri and UPS). During this time he managed four technology-oriented strategic venture capital funds for the aforementioned 10 companies using corporate rather than pension money. He has served on over 150 boards of directors, 12 as chairman. At some time in the past five years, Harry Edelson served as a director of four private companies, Airwire, PogoTec, eChinaCash, Pathway Genomics, and one public company, China Gerui. Executive positions in industry include Senior Systems Computer Engineer for Unisys, Transmission Engineer for AT&T (1962-1967), CTO for Cities Service (1967-1970) and Director of Marketing for a terminal manufacturer serving the nascent internet industry (1971-1973). His experience in technology led him to a 12 year career as a securities analyst on Wall Street covering telecommunications, computers, and office equipment for three leading investment banking firms in the 1970s and 1980s. Harry obtained a BS in Physics from Brooklyn College in 1962, MBA from New York University Graduate School of Business in 1965, and completed a Graduate Program in Telecommunications Engineering at the Cornell Graduate School of Electrical Engineering in 1966. In 2007, Harry served as Chairman and Chief Executive Officer for China Opportunity Acquisition Corp., a SPAC that raised $40 million and merged with China Gerui in 2009. Harry’s qualifications to serve as a director include decades of experience on Wall Street and various venture capital ventures. He has SPAC experience, vast board experience, and participated in numerous M&A transactions.

Ms. Guan Wang was appointed to serve as the sole director of the Company at inception. Each other aforementioned director was appointed to serve as a member of the board of directors of the Company in July 2018.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Director Independence

Our board of directors has determined that each of John W. Allen and Harry Edelson is an “independent director” under NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

We have established an audit committee of the board of directors, which consists of John W. Allen, Harry Edelson, and Bin (Ben) Wang. Messrs. Allen and Edelson are each an independent director under NASDAQ listing standards and applicable SEC rules. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts On Audit Committee

We must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Edelson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominations committee of the board of directors, which consists of Messrs. John W. Allen, Harry Edelson, and Bin (Ben) Wang. Messrs. Allen and Edelson are each an independent director under NASDAQ’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of John W. Allen, Harry Edelson, and Howard Jiang. Messrs. Allen and Edelson are each an independent director under NASDAQ’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ compensation, evaluating our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our executive officers’ based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering any of our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations to such entities (as well as to us) and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The founder shares owned by our officers and directors, like the founder shares owned by our other initial shareholders, will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their founder shares whether or not we complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which may only be repaid from the trust account if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, the directors owe fiduciary duties at both common law and under statute, including a statutory duty to act honestly, in good faith and with a view to the company’s best interests. When exercising powers or performing duties as a director, the director shall exercise the care, diligence and skill that a reasonable director would exercise in the circumstances taking into account, without limitation the nature of the company; the nature of the decision; and the position of the director and the nature of the responsibilities undertaken by him. In exercising the powers of a director, the directors shall exercise their powers for a proper purpose and shall not act or agree to the company acting in a manner that contravenes our Memorandum and Articles of Association or the Companies Act.

In certain circumstances, a shareholder has the right to seek various remedies against the company in the event the directors are in breach of their duties under the Companies Act. Pursuant to Section 184B of the Companies Act, if a company or director of a company engages in, or proposes to engage in or has engaged in, conduct that contravenes the provisions of the Companies Act or the Memorandum or Articles of Association of the company, a British Virgin Islands court may, on application of a shareholder or director of the company, make an order directing the company or director to comply with, or restraining the company or director from engaging in conduct that contravenes the Companies Act or the Memorandum or Articles of Association. Furthermore, pursuant to Section 184(I)(1) of the Companies Act, a shareholder of a company who considers that the affairs of the company have been, are being or likely to be, conducted in a manner that is, or any acts of the company have been, or are likely to be oppressive, unfairly discriminatory, or unfairly prejudicial to him in that capacity, may apply to a British Virgin Islands court for an order under Section 184(I)(1) of the Companies Act. If the court considers it just and equitable to do so, it can make an order which, inter alia, can require the company or any other person to pay compensation to the shareholders.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors has pre-existing fiduciary or contractual obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary or contractual obligations, our officers and directors will honor those fiduciary or contractual obligations subject to his fiduciary duties under the laws of the British Virgin Islands. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary or contractual obligations and any successors to such entities have declined to accept such opportunities subject to his fiduciary duties under the laws of the British Virgin Islands.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earlier of a business combination or our liquidation, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have and his fiduciary duties under the laws of the British Virgin Islands. Notwithstanding the foregoing, our amended and restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company subject to his fiduciary duties under the laws of the British Virgin Islands and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Our officers and directors have also agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required time period.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Entity	Position at Affiliated Entity
Guan Wang	Sinobay Hong Ye Hong Kong Shareholding Co., Limited	Executive Director Sole Shareholder and Sole Director
Keqing (Kevin) Liu	ACL Capital	Partner
Bin (Ben) Wang	Eon Capital International Ltd.	Managing Director
Howard Jiang	White and Williams LLP Daqing Hawkland Technology Investment Corp.	Partner Director
John W. Allen	Greater China Corporation Spring Investment Corporation Enssolutions Group Inc.	Chairman and Chief Executive Officer President Independent Director
Harry Edelson	Edelson Technology PogoTec	President Director

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our initial shareholders, members of our management team or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, an initial business combination (regardless of the type of transaction that it is) other than the $1,000 monthly administrative services fee, the $290,000 payment to White and Williams LLP (an affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to the initial business combination, the repayment of $300,000 of non-interest bearing loans and reimbursement of any out-of-pocket expenses.

White and Williams LLP received the sum of $290,000 for services provided for the IPO and other payments for services that have been and may be further provided prior to the initial business combination, structured in several installment payments to reduce the cash flow burden of the Company. With the approval of White and Williams, Howard Jiang, a partner of White and Williams, is serving as a member of our board of directors. Mr. Jiang is solely serving in his personal capacity and was selected due to his personal qualifications. Mr. Jiang will not provide legal advice to the Company and will recuse himself from any matter or decision relating to or concerning White and Williams, including but not limited to its legal advice, and its engagement by the Company. This arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary. We believe, based on legal fees for similar services, that the fee charged by White and Williams LLP is at least as favorable as we could have obtained from an unaffiliated person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2018, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

●	A late Form 3 report was filed for Harry Edelson, a director of the Company, on October 24, 2018 to report his initial holdings of each class of securities of the Company beneficially owned as of October 23, 2018.

●	A late Form 3 report was filed for John W. Allen, a director of the Company, on October 25, 2018 to report his initial holdings of each class of securities of the Company beneficially owned as of October 23, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on August 1, 2018 and terminating upon completion of our initial business combination or the distribution of the trust account to our public shareholders, we will pay Hong Ye, an entity solely owned to Guan Wang, a fee of $1,000 per month for providing us with general and administrative services, including office space and utilities services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the $1,000 per month administrative fee, the $290,000 payment to White and Williams LLP (an affiliate of one of our directors) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to the initial business combination and the repayment of $300,000 of non-interest bearing loans made to us by Guan Wang, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is).

Directors, officers and initial shareholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2019, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units sold in our initial public offering or the warrants included in the private units as these warrants are not exercisable within 60 days of March 31, 2019. The following table also does not reflect record of beneficial ownership of the rights included in the units sold in our initial public offering or the rights included in the private units as holders of these securities do not have the right to convert such securities to receive our ordinary shares at their discretion (the rights are convertible only upon consummation of an initial business combination).

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Hong Ye Hong Kong Shareholding Co., Limited(2)	1,658,319	11.29%
Guan Wang(3)	1,658,319	11.29%
Keqing (Kevin) Liu	958,959	6.53%
Bin (Ben) Wang	494,480	3.37%
Howard Jiang(4)	30,000	0.20%
John W. Allen	30,000	0.20%
Harry Edelson	30,000	0.20%
All directors and executive officers as a group (Six individuals)	3,201,758	21.79%

(1)	Unless otherwise indicated, the business address of each of the individuals is Room 1001, 10/F, Capital Center, 151 Gloucester Road, Wanchai, Hong Kong.

(2)	Guan Wang, the sole shareholder and director of Hong Ye Hong Kong Shareholding Co., Limited, has voting and dispositive power over the shares held by Hong Ye Hong Kong Shareholding Co., Limited.

(3)	Represents shares held by Hong Ye Hong Kong Shareholding Co., Limited. Guan Wang has voting and dispositive power over the shares held by such entity.

(4)	Shares to be surrendered to White and Williams LLP pursuant to the requirements of the partnership.

All of the founder shares outstanding prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founder shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our initial shareholders, officers, directors, consultants or their affiliates, (ii) to an initial shareholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi)) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions. The holders will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

The private units are identical to the units sold in the IPO except that (i) they will not be redeemable by us or participate in any liquidating distribution upon winding up if a business combination is not consummated, (ii) the purchasers have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described above) until the completion of our initial business combination and (iii) the warrants included in the private units will be non-redeemable and may be exercised for cash or on a cashless basis, as described in the prospectus relating to the IPO, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the warrants included in the private units are held by holders other than the initial purchasers or any of their permitted transferees, the warrants included in the private units will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our executive officers and directors, and Hong Ye, are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2018, in connection with our organization we issued 1,725,000 Class B ordinary shares to our initial shareholders, of which an aggregate of 1,650,000 Class B ordinary shares were issued for an aggregate purchase price of $17,250 or 0.010454545 per share, and an aggregate of 75,000 Class B ordinary shares were issued for services rendered. On September 10, 2018, we issued an additional 1,150,000 Class B ordinary shares to our initial shareholders, of which an aggregate of 1,135,000 Class B ordinary shares were issued for an aggregate purchase price of $2,300 or approximately 0.00202643 per share, and an aggregate of 15,000 Class B ordinary shares were issued for services rendered. On September 14, 2018, our initial shareholders converted all of their Class B ordinary shares, constituting all of the outstanding Class B ordinary shares of the Company, into Class A ordinary shares and, immediately thereafter, the Company amended and restated its Memorandum and Articles of Association to eliminate the Class B ordinary shares and re-designate the Class A ordinary shares as “ordinary shares.” As a result, the Company currently has only one class of ordinary shares. As a result, as of September 14, 2018, our initial shareholders held 2,875,000 founder shares (up to 375,000 of which were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full). On November 20, 2018, the underwriters partially exercised the over-allotment option (as described in detail below), and therefore, an aggregate of 3,002 founder shares held by our initial shareholders were forfeited.

The founder shares are identical to the ordinary shares included in the units being sold in the IPO. However, the holders of founder shares have agreed (A) to vote their founder shares (as well as any public shares acquired in or after the IPO) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to a business combination, to affect the substance or timing of the Company’s obligation to redeem all public shares if it cannot complete an business combination within 12 months (or 15 or 18 months, as applicable) of the closing of this proposed offering, unless the Company provides public shareholders an opportunity to redeem their public shares, (C) not to convert any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to consummation of an initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination and (D) that the founder shares shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated. Additionally, all of the founder shares outstanding prior to the IPO will be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founder shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. The limited exceptions include transfers, assignments or sales (i) to our initial shareholders, officers, directors, consultants or their affiliates, (ii) to an initial shareholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions.

Simultaneously with the closing of the IPO, Hong Ye purchased, pursuant to written subscription agreements with us, 300,000 private units (for a total purchase price of $ 3,000,000) from us. In addition, simultaneously with the sale of the over-allotment units, Hong Ye purchased from us at a price of $10.00 per private unit an additional 29,760 private units (for a total purchase price of $297,600).

The private units are identical to the units sold in the IPO except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees. Additionally, because the private units will be issued in a private transaction, our sponsor and its permitted transferees will be allowed to exercise the private warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. The purchasers of the private units have agreed (a) to vote their private shares (representing the ordinary shares underlying the private units) and any public shares in favor of a business combination, (b) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to a business combination, to affect the substance or timing of the Company’s obligation to redeem all public shares if it cannot complete an business combination within 12 months (or 15 or 18 months, as applicable) of the closing of this proposed offering, unless the Company provides public shareholders an opportunity to redeem their public shares, (c) not to redeem any private shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a business combination or sell their shares to the Company in a tender offer in connection with a business combination, and (d) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The purchasers of the private units also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described above) until the completion of our initial business combination.

If the private warrants are held by holders other than the initial purchasers or any of their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. In the event of a liquidation prior to our initial business combination, all of our warrants and rights, including the private warrants and rights will be worthless.

As of March 31, 2019, our initial shareholders own an aggregate of 3,201,758 ordinary shares of the Company.

In order to meet our working capital needs following the consummation of the initial public offering, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founder shares issued and outstanding prior to the initial public offering, as well as the holders of the private units and the units our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to certain registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these founder shares are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to June 30, 2018, Hong Ye advanced HK$ 22,000, (equivalent to US$ 2,818) to pay for the legal expenses associated with the business registration. On September 5, 2018, Hong Ye advanced the Company an additional HK$ 1,985 (equivalent to US$256) for bank service charge. The Company has repaid the Sponsor $2,818 and $256 on July 6, 2018 and December 28, 2018, respectively. On October 19, 2018, Hong Ye advanced the Company an additional $71,000 for costs associated with the initial public offering. Such advances were non-interest bearing and have been repaid by the Company on November 15, 2018.

On July 6, 2018, we issued an unsecured promissory note to Guan Wang, a member of our board of directors, pursuant to which we borrowed aggregate principal amount of $300,000. The note is non-interest bearing and payable on the consummation of our initial business combination.

As of December 31, 2018, $2,379, which represents the amount in excess of the aggregate private units purchase price, has not been returned to Hong Ye.

Hong Ye, an entity solely owned by Guan Wang, has agreed that, commencing on August 1, 2018 and terminating upon completion of our initial business combination or the distribution of the trust account to our public shareholders, it will make available to us certain general and administrative services, including office space and utilities services, as we may require from time to time. We have agreed to pay Hong Ye $1,000 per month for these services. We believe, based on rents and fees for similar services, that the fee charged by Hong Ye is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $1,000 per month administrative fee, the $290,000 payment to White and Williams LLP (an affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to the initial business combination and the repayment of $300,000 of non-interest bearing loans described above, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

RELATED PARTY POLICY

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman LLP for the years ended December 31, 2017 and 2018.

	2018	2017
Audit Fees	$56,000	–
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Audit fees were for professional services rendered by Friedman LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Friedman LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO.

Pre-Approval of Services

Because our audit committee was not formed until October 23, 2018, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 23, 2018, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.5	Warrant Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

4.6	Rights Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

4.7	Unit Purchase Option, dated October 26, 2018, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.1	Letter Agreements, dated October 23, 2018, by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.2	Investment Management Trust Account Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.3	Stock Escrow Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.4	Registration Rights Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.5	Amended and Restated Subscription Agreement, dated October 23, 2018, by and between the Registrant and Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Dated: April 1, 2019	By:	/s/ Bin (Ben) Wang
	Name:	Bin (Ben) Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bin (Ben) Wang	Chief Executive Officer (Principal executive officer) and Director	April 1, 2019
Bin (Ben) Wang

/s/ Keqing (Kevin) Liu	Chief Financial Officer (Principal financial and accounting officer) and Director	April 1, 2019
Keqing (Kevin) Liu

/s/ Guan Wang	Director	April 1, 2019
Guan Wang

/s/ Howard Jiang	Director	April 1, 2019
Howard Jiang

/s/ John W. Allen	Director	April 1, 2019
John W. Allen

/s/ Harry Edelson	Director	April 1, 2019
Harry Edelson

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 23, 2018, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.5	Warrant Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

4.6	Rights Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

4.7	Unit Purchase Option, dated October 26, 2018, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.1	Letter Agreements, dated October 23, 2018, by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.2	Investment Management Trust Account Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.3	Stock Escrow Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.4	Registration Rights Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.5	Amended and Restated Subscription Agreement, dated October 23, 2018, by and between the Registrant and Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ALBERTON ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Alberton Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alberton Acquisition Corporation (the “Company”) as of December 31, 2018, and the related statement of income, changes in shareholders’ equity, and cash flows for the period from February 16, 2018 (inception) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from February 16, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

April 1, 2019

ALBERTON ACQUISITION CORPORATION

BALANCE SHEET

December 31,
2018
Assets
Cash	$452,409
Prepaid assets	13,762
Total Current Assets	466,171

Cash and investment held in Trust Account	115,324,251
Total assets	$115,790,422

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$10,089
Due to related parties	2,379
Promissory note - related party	300,000
Total current liabilities	312,468

Deferred underwriting compensation	4,020,797
Total Liabilities	4,333,265

Commitments and Contingencies
Ordinary shares subject to possible redemption, 10,603,302 shares at December 31, 2018 (at conversion value of $10.04 per share)	106,457,153

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,086,448 shares (excluding 10,603,302 shares subject to possible redemption) at December 31, 2018	4,658,296

Retained earnings	341,708
Total shareholders’ equity	5,000,004

Total Liabilities and Shareholders’ Equity	$115,790,422

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENT OF INCOME

For the Period from February 16, 2018 (Inception) through
December 31, 2018

Formation and operating costs	$102,685
Loss from operations	(102,685)

Other income
Trust fee reversal	175
Interest income	444,218
Total other income	444,393

Net income	$341,708
Less: income attributable to common stock subject to redemption	(320,644)
Adjusted income	21,064
Basic and diluted weighted average shares outstanding (1)	1,117,863
Basic and diluted earnings per share	$0.02

(1)	Excludes an aggregate of up to 10,603,302 common shares subject to redemption at December 31, 2018. An aggregate of 3,002 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance - February 16, 2018 (Inception)	-	$-	$-	$-

Issuance of ordinary shares to director upon formation on March 23, 2018	1	-	-	-

Repurchase of ordinary shares from Shareholder on August 26, 2018	(1)	-	-	-

Issuance of ordinary shares on September 14, 2018	2,875,000	19,550	-	19,550

Sale of 10,000,000 Units on October 26, 2018 through public offering	10,000,000	100,000,000	-	100,000,000

Sale of 300,000 Private Placement Units on October 26, 2018	300,000	3,000,000	-	3,000,000

Sale of Over-Allotment Units to underwriters on November 20, 2018	1,487,992	14,879,920	-	14,879,920

Sale of additional 29,760 Private Placement Units on November 20, 2018	29,760	297,600	-	297,600

Underwriters’ Discount	-	(6,318,396)	-	(6,318,396)

Other Offering Expenses	-	(763,325)	-	(763,325)

Proceed from sale of underwriter’s unit purchase option	-	100	-	100

Forfeited insider shares in connection of exercise of over-allotment	(3,002)	-	-	-

Reclassification of ordinary shares subject to possible conversion	(10,632,302)	(106,457,153)	-	(106,457,153)

Net income	-	-	341,708	341,708

Balance - December 31, 2018	4,086,448	$4,658,296	$341,708	$5,000,004

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the period from
February 16, 2018 (Inception)
through
December 31, 2018

Cash Flows from Operating Activities:
Net income	$341,708
Adjustments to reconcile net income to net cash used in operating activities:
Other Income from the investment held in Trust Account	(175)
Interest earned on investment held in Trust Account	(444,156)
Changes in current assets and current liabilities:
Prepaid assets	(13,762)
Accounts payable and accrued expense	10,089
Due to related parties	2,379
Net cash used in operating activities	(103,917)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(114,879,920)
Net cash used in investing activities	(114,879,920)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees and offering costs	111,818,996
Proceeds from private placement	3,297,600
Proceeds from sale of ordinary shares to Initial Shareholders	19,550
Proceeds from sponsor loan	300,000
Proceeds from underwriter’s unit purchase option	100
Advances from related parties	71,256
Repayment of advances from related parties	(71,256)
Net cash provided by financing activities	115,436,246

Net Change in Cash	452,409
Cash – Beginning of the period	-
Cash – Ending of period	452,409

Supplemental Disclosure of Non-cash Financing Activities:
Payments of prepaid expenses associated with proposed public offering made by related parties	$71,000

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

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

As of December 31, 2018, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Initial Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on October 24, 2018. On October 26, 2018, the Company consummated the Initial Public Offering (“IPO”) of 10,000,000 units at $10.00 per unit (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor (the “Sponsor”), generating gross proceeds of $3,000,000, which is described in Note 4.

Contained in the underwriting agreement for the Initial Public Offering is an over-allotment option allowing the underwriters to purchase from the Company up to an additional 1,500,000 Public Units and the sale of an additional 30,000 Private Units at $10.00 per Unit (as described in Note 3 – Initial Public Offering and Note 4 - Private Placement). The Company received a commitment from the Sponsor to purchase additional Private Units in order to maintain the amount of cash in the Trust equal to $10.00 per Public Share (as described in Note 4 - Private Placement).

On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased 1,487,992 Public Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $14,879,920. Simultaneously with the sale of the over-allotment Public Units, the Company consummated the private placement of an additional 29,760 Private Units at a price of $10.00 per Unit, generating total additional gross proceeds of $297,600.

Trust Account

Following the closing of the Initial Public Offering on October 26, 2018, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”). Following the closing of underwriters’ exercise of over-allotment option on November 20, 2018, an additional $14,879,920 of net proceeds ($10.00 per Unit) was placed in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $114,879,920.

The funds in the Trust Account can be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination within 18 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek all vendors, service providers, prospective target businesses or other entities it engages, to execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 1 — Organization and Business Operations (Continued)

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

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

The ordinary shares subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 5 - Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any public shares acquired in or after the IPO, in favor of any proposed business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have 12 months from the consummation of the Initial Public Offering to consummate the Business Combination. However, if the Company anticipates that it may not be able to consummate the Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination). The whole period available for the Company to consummate the Business Combination is hereinafter defined as Combination Period. Pursuant to the terms of the Company’s amended and restated Memorandum and Articles of Association and the trust agreement being entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the trust account $1,148,799 on or prior to the date of such applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so.

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 1 — Organization and Business Operations (Continued)

The amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution date (including any accrued interest).

The Initial Shareholders have agreed to (i) vote their insider shares (as well as any Public Shares acquired in or after the IPO) in favor of any proposed Business Combination, (ii) waive their conversion rights with respect to their initial share (as well as any other shares acquired in or after the IPO) in connection with the consummation of a Business Combination, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their initial shares if the Company fails to consummate a Business Combination within the Combination Period, and (iv) not propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment.

Liquidation

The Company will have until 12 months from the consummation of the Initial Public Offering to consummate the Business Combination. However, if the Company anticipates that it may not be able to consummate the Business Combination within 12 months, it may, but is not obligated to, extend the period to consummate a Business Combination two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate the Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the trust account $1,148,799 on or prior to the date of such applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Business Combination. In the event that the Company receives notice from its insiders five days prior to an applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to such applicable deadline. In addition, the Company intends to issue a press release the day after such applicable deadline announcing whether the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete the Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the trust account and then seek to dissolve and liquidate. In such event, the public warrants and rights will expire and will be worthless.

Emerging Growth Company

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

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 1 — Organization and Business Operations (Continued)

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, cash held in trust account, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2018 due to the short maturities of such instruments.

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 2 — Significant Accounting Policies (Continued)

Earnings per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the year. Ordinary shares subject to possible conversion at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted earnings per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary shares for the periods.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 16, 2018, the evaluation was performed for the tax year ended December 31, 2018 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Unit

Pursuant to the Initial Public Offering on October 26, 2018, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. On November 20, 2018, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of an additional 1,487,992 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one half of one ordinary share at an exercise price of $11.50 (see Note 7). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Every 10 Public Rights will convert automatically into one ordinary share upon consummation of a Business Combination (see Note 7).

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 3 — Initial Public Offering (Continued)

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Warrants and Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Public Warrants and Public Rights, and the Public Warrants and Public Rights are convertible upon the consummation of the Business Combination, management determined that the Public Warrants and Public Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Public Warrants and Public Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares, Public Warrants and Public Rights will be based on the closing price paid by investors.

At the closing of the Initial Public Offering and over-allotment option, the Company paid an upfront underwriting discount of $2,000,000 and $297,598, 2.0% of the per unit offering price to the underwriter, respectively, with an additional fee of $3,500,000 and $520,797 (the “Deferred Discount”), 3.5% of the gross offering proceeds payable upon the completion of the Business Combination, respectively. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. Total offering costs were $3,060,924, which consist of $2,297,598 of underwriter’s commissions and $763,325 of other offering costs.

Purchase Option

On October 26, 2018, the Company sold the underwriter (and/or its designees), for $100, an option to purchase up to 500,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $5,750,000) commencing on the consummation of a Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering, with 500,000 ordinary shares, warrants to purchase 250,000 shares and rights to receive 50,000 ordinary shares that may be issued upon exercise of the option.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 4 — Private Placements

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

The Private Units are identical to the units sold in the Initial Public Offering except the Private Units will be non-redeemable. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the founder shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

In September 2018, the Company’s initial shareholders have purchased an aggregate of 2,875,000 ordinary shares for an aggregate purchase price of $19,550, or approximately $0.01 per share. The 2,875,000 founder shares include an aggregate of up to 375,000 ordinary shares subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part. The Company’s initial shareholders will be required to forfeit only a number of ordinary shares necessary to continue to maintain, in the aggregate, the 20% ownership interest in the Company’s ordinary shares after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the sale of the Private Units). On November 20, 2018, 3,002 founder Shares were forfeited to the extent that the underwriters’ over-allotment was exercised in part. The Initial Shareholders maintain 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the exercise of the over-allotment.

The founder shares are identical to the ordinary shares included in the units being sold in the IPO. However, the initial shareholders have agreed to (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to convert any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to the Company’s charter documents prior to consummation of an initial business combination, or sell any shares to us in a tender offer in connection with a proposed initial business combination and (C) that the founder shares shall not participate in any liquidating distribution from the trust account upon winding up if a Business Combination is not consummated.

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

Related Party Advances

In the Company’s formation process and before June 30, 2018, the Sponsor advanced HK$ 22,000, equivalent to US$ 2,818 to pay for the legal expenses associated with the business registration. On September 5, 2018, the Sponsor advanced the Company an additional HK$ 1,985 (equivalent to US$256) for bank service charge. The Company has repaid the Sponsor $2,818 and $256 on July 6, 2018 and December 28, 2018, respectively. On October 19, 2018, the Company’s sponsor advanced the Company an additional $71,000 for costs associated with the Initial Public Offering. Such advances were non-interest bearing and have been repaid by the Company on November 15, 2018.

To participate in the private placement in connection with the initial public offering, the Company’s Sponsor has made ~~a~~ deposit of $3,299,979 (net of bank service charge) into the Company’s escrow account on October 21, 2018. Because the Company’s underwriter did not exercise its over-allotment option in full and cancelled the remaining balance on November 20, 2018, the Company’s Sponsor subscribed a total of 329,760 private units for $3,297,600, accordingly in the private placement and left the remaining $2,379 on the Company’s account. This amount was not repaid by the Company as of December 31, 2018.

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 5 — Related Party Transactions (Continued)

Related Party Loans - Promissory Note

The Company’s Sponsor has loaned the Company a $300,000 promissory note on July 6, 2018, a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay an affiliate of the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the trust account to the public shareholders. From August 1, 2018 to December 31, 2018, the Company incurred administrative fees of $6,000.

Note 6 — Cash and Investment Held in Trust Account

As of December 31, 2018, investment in the Company’s Trust Account consisted of $31,335 in United States Money Market and $ 114,848,797 in U.S. Treasury Securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short-term maturity. As of December 31, 2018, cash and cash equivalents held in Trust Account is $114,880,132. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2018 are as follows:

	Carrying Value as of December 31, 2018	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018
U.S. Money Market	$31,335	$-	$31,335
U.S. Treasury Securities	114,848,797	444,119	115,292,916
	$114,880,132	$444,119	$115,324,251

Note 7 — Commitments

Registration Rights

The holders of the Founder Shares, Private Units (and underlying securities) and Working Capital Units will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority-in-interest of these securities are entitled to make up to two demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Underwriter Commission

The Company is obligated to pay the underwriters a deferred underwriting discounts and commissions equal to 3.5% of the gross proceeds of the Initial Public Offering. Upon completion of the Business Combination, $4,020,797 (with consideration of the underwriters’ exercise of their over-allotment option on November 20, 2018) will be paid to the underwriters from the funds held in the Trust Account. No discounts or commissions will be paid with respect to the purchase of the private units.

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 8 — Shareholder’s Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of December 31, 2018, the Company has issued an aggregate of 4,086,448 ordinary shares, excluding 10,603,302 shares of ordinary shares subject to possible redemption.

Warrants - Each warrant entitles the registered holder to purchase one-half (1/2) of one ordinary share at a price of $11.50 per whole ordinary share, subject to adjustment as discussed below, at any time commencing on the later of the completion of the Business Combination or 12 months from the date of the effective date of the registration statement. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the Company’s Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the ordinary shares for the 20 trading days ending on the third trading day immediately prior to the date of exercise. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire on the fifth anniversary of the closing of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The warrants issued in the Private Units (“Private Warrants”) are identical to the Public Warrants sold in the IPO except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

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

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

ALBERTON ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the period from February 16, 2018 (Inception) through December 31, 2018

Note 8 — Shareholder’s Equity (Continued)

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

Note 9 — Reconciliation of Earnings per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted earnings per common share is:

For The Period From February 16, 2018 (Inception) Through December 31, 2018

Net income	341,708
Less: income attributable to ordinary shares subject to redemption (1)	320,644
Adjusted income	21,064
Basic and diluted weighted average shares outstanding (2)	1,117,863
Basic and diluted earnings per ordinary share	0.02

(1)	Income attributable to common stock subject to redemption was calculated in portion of the interest income earned in trust account, which would be distributed to common stockholders at the event they choose to exercise their redemption right at the closing of Initial Business Combination.
(2)	Excludes an aggregate of up to 10,603,302 common shares subject to redemption at December 31, 2018. An aggregate of 3,002 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

Note 10 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.