Form 10-Q
period 2019-03-31
Alberton Acquisition Corp
filed 2019-05-15
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one redeemable warrant, and one right	ALACU	The Nasdaq Stock Market LLC
Ordinary shares, no par value	ALAC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one-half (1/2) of one ordinary share	ALACW	The Nasdaq Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	ALACR	The Nasdaq Stock Market LLC

As of May 14, 2019, there were 14,689,750 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Cash	$296,759	$452,409
Prepaid assets	7,415	13,762
Total Current Assets	304,174	466,171

Cash and investments held in Trust Account	116,012,861	115,324,251
Total assets	$116,317,035	$115,790,422

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$4,069	$10,089
Due to related parties	—	2,379
Promissory note - related party	300,000	300,000
Total current liabilities	304,069	312,468

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	4,324,866	4,333,265

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,593,284 and 10,603,302 shares at March 31, 2019 and December 31, 2018 (at conversion value of $10.10 and $10.04 per share), respectively	106,992,168	106,457,153

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, no par value; 300,000,000 shares authorized; 4,096,466 and 4,086,448 shares (excluding 10,593,284 and 10,603,302 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	4,123,281	4,658,296
Retained earnings	876,720	341,708
Total shareholders’ equity	5,000,001	5,000,004

Total Liabilities and Shareholders’ Equity	$116,317,035	$115,790,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

Operating costs	$153,741
Loss from operations	(153,741)

Other income
Interest income – bank	143
Interest income	688,610
Total other income	688,753

Net income	$535,012
Less: income attributable to ordinary shares subject to possible redemption	(634,967)
Adjusted loss	$(99,955)

Basic and diluted weighted average shares outstanding (1)	4,086,448

Basic and diluted net loss per share	$(0.02)

(1)	Excludes an aggregate of up to 10,593,284 ordinary shares subject to possible redemption at March 31, 2019.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – February 16, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary shares to one director upon formation on March 23, 2018	1	—	—	—

Balance – March 31, 2018 (unaudited)	1	$—	$—	$—

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2019	4,086,448	$4,658,296	$341,708	$5,000,004

Change in ordinary shares subject to possible redemption	10,018	(535,015)	—	(535,015)

Net income	—	—	535,012	535,012

Balance – March 31, 2019 (unaudited)	4,096,466	$4,123,281	$876,720	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$535,012
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(688,610)
Changes in current assets and current liabilities:
Prepaid assets	6,347
Accounts payable and accrued expense	(6,020)
Due to related parties	(2,379)
Net cash used in operating activities	(155,650)

Net Change in Cash	(155,650)
Cash – Beginning of period	452,409
Cash – End of period	$296,759

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$535,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Initial Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on October 23, 2018. On October 26, 2018, the Company consummated the Initial Public Offering of 10,000,000 units at $10.00 per unit (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units offered, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

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

The funds in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by October 26, 2019 (or April 26, 2020 if the Company fully extends the period of time to consummate a Business Combination). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek all vendors, service providers, prospective target businesses or other entities it engages, to execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 5 - Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any Public Shares acquired in or after the Initial Public Offering, in favor of any proposed Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Initial Shareholders have agreed to (i) vote their insider shares (as well as any Public Shares acquired in or after the Initial Public Offering) in favor of any proposed Business Combination, (ii) waive their conversion rights with respect to their initial share (as well as any other shares acquired in or after the Initial Public Offering) in connection with the consummation of a Business Combination, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their initial shares if the Company fails to consummate a Business Combination within the Combination Period, and (iv) not propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment.

Liquidation

If the Company anticipates that it may not be able to consummate the Business Combination by October 26, 2019, it may, but is not obligated to, extend the period to consummate a Business Combination two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate the Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the trust account $1,148,799 on or prior to the date of such applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Business Combination. In the event that the Company receives notice from its insiders five days prior to an applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to such applicable deadline. In addition, the Company intends to issue a press release the day after such applicable deadline announcing whether the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In such event, the public warrants and rights will expire and will be worthless.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The unaudited condensed interim accompanying financial statements have been prepared in accordance with US GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2018.

The Company had no activity for the period from February 16, 2018 (inception) through March 31, 2018. Accordingly, the condensed statement of operations and condensed statement of cash flow for the comparative period from February 16, 2018 (inception) through March 31, 2018 are not presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Investments Held in Trust Account

At March 31, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary shares for the period presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

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

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Warrants and Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Public Warrants and Public Rights, and the Public Warrants and Public Rights are convertible upon the consummation of the Business Combination, management determined that the Public Warrants and Public Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Public Warrants and Public Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares, Public Warrants and Public Rights was based on the closing price paid by investors.

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

Purchase Option

On October 26, 2018, the Company sold the underwriter (and its designees), for $100, an option to purchase up to 500,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $5,750,000) commencing on the consummation of a Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering, with 500,000 ordinary shares, warrants to purchase 250,000 shares and rights to receive 50,000 ordinary shares that may be issued upon exercise of the option.

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

The Private Units are identical to the units sold in the Initial Public Offering except the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the founder shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

In August 2018, the Company issued 1,725,000 Class B ordinary shares to its initial shareholders as founder shares, of which an aggregate of 1,650,000 Class B ordinary shares were issued for an aggregate purchase price of $17,250 or 0.010454545 per share, and an aggregate of 75,000 Class B ordinary shares were issued for services rendered. On September 10, 2018, the Company issued an additional 1,150,000 Class B ordinary shares to its initial shareholders as founder shares, of which an aggregate of 1,135,000 Class B ordinary shares were issued for an aggregate purchase price of $2,300 or approximately 0.00202643 per share, and an aggregate of 15,000 Class B ordinary shares were issued for services rendered. On September 14, 2018, the Company’s initial shareholders converted all of their Class B ordinary shares, constituting all of the outstanding Class B ordinary shares of the Company, into Class A ordinary shares and, immediately thereafter, the Company amended and restated its Memorandum and Articles of Association to eliminate the Class B ordinary shares and re-designate the Class A ordinary shares as “ordinary shares.” As a result, prior to the Initial Public Offering, the Company’s initial shareholders held 2,875,000 founder shares. The 2,875,000 founder shares included an aggregate of up to 375,000 ordinary shares subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. On November 20, 2018, as a result of the underwriters’ partial exercise of their over-allotment option, 3,002 founder shares were forfeited.

The founder shares are identical to the ordinary shares included in the units sold in the Initial Public Offering. However, the Initial Shareholders have agreed to (A) to vote any shares owned by them in favor of any proposed Business Combination, (B) not to convert any shares in connection with a shareholder vote to approve a proposed initial Business Combination or any amendment to the Company’s charter documents prior to consummation of an initial Business Combination, or sell any shares to the Company in a tender offer in connection with a proposed initial Business Combination and (C) that the founder shares shall not participate in any liquidating distribution from the Trust Account upon winding up if a Business Combination is not consummated.

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

Related Party Advances

In the Company’s formation process, the Sponsor advanced HK$22,000, equivalent to US$2,818, to pay for the legal expenses associated with the business registration. On September 5, 2018, the Sponsor advanced the Company an additional HK$1,985 (equivalent to US$256) for bank service charges. The Company repaid the Sponsor $2,818 and $256 on July 6, 2018 and December 28, 2018, respectively. On October 19, 2018, the Company’s Sponsor advanced the Company an additional $71,000 for costs associated with the Initial Public Offering. Such advances were non-interest bearing and were repaid by the Company on November 15, 2018.

To participate in the private placement in connection with the Initial Public Offering, the Company’s Sponsor made ~~a~~ deposit of $3,299,979 (net of a bank service charge) into the Company’s escrow account on October 21, 2018. Because the Company’s underwriter did not exercise its over-allotment option in full and cancelled the remaining portion on November 20, 2018, the Company’s Sponsor subscribed to a total of 329,760 Private Units for $3,297,600, and the remaining $2,379 was repaid by the Company to the Sponsor as of March 31, 2019.

Related Party Loan – Promissory Note

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note, a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For the three months ended March 31, 2019, the Company incurred administrative fees of $3,000.

Note 6 — Cash and Investments Held in Trust Account

As of March 31, 2019 and December 31, 2018, investments in the Company’s Trust Account consisted of $597 and $31,335 in United States Money Market funds and $116,012,264 and $114,848,797 in U.S. Treasury Securities, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains and fair value of held-to-maturity securities at March 31, 2019 and December 31, 2018 are as follows:

	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2019
U.S. Money Market	$597	$—	$597
U.S. Treasury Securities	116,012,264	7,462	116,019,726
	$116,012,861	$7,462	$116,020,323

December 31, 2018
U.S. Money Market	$31,335	$—	$31,335
U.S. Treasury Securities	114,848,797	444,119	115,292,916
	$114,880,132	$444,119	$115,324,251

Note 7 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on October 23, 2018, the holders of the founder shares, Private Units (and underlying securities) and units that may be issued in payment of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of a majority-in-interest of these securities are entitled to make up to two demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Shareholder’s Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of March 31, 2019 and December 31, 2018, the Company had issued an aggregate of 4,096,466 and 4,086,448 ordinary shares, excluding 10,593,284 and 10,603,302 shares of ordinary shares subject to possible redemption, respectively.

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

The warrants issued in the Private Units (“Private Warrants”) are identical to the Public Warrants sold in the Initial Public Offering except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

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

The rights included in the Private Units sold in the private placement are identical to the rights included in the Units sold in the Initial Public Offering, except that, among others, the rights including the shares issuable upon exchange of such rights, are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act. Please refer to Note 5 Private Placement for more details.

Note 9 — Reconciliation of Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is:

Three Months March 31, 2019

Net income	535,012
Less: income attributable to ordinary shares subject to possible redemption (1)	(634,967)
Adjusted net loss	(99,955)
Basic and diluted weighted average shares outstanding (2)	4,086,448
Basic and diluted net loss per ordinary share	(0.02)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in portion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.
(2)	Excludes an aggregate of up to 10,593,284 shares subject to possible redemption at March 31, 2019.

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

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the sale of our securities and loans from Hong Ye Hong Kong Shareholding Co., Limited (our “Sponsor”) to fund our operations.

On October 26, 2018, we consummated our initial public offering of 10,000,000 units. Each unit consists of one ordinary share, one redeemable warrant to purchase one-half of one ordinary share and one right to receive 1/10 of an ordinary share upon the consummation of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. On October 26, 2018, simultaneously with the consummation of the initial public offering, we consummated a private placement with our Sponsor of 300,000 private units at a price of $10.00 per private unit, generating total proceeds of $3,000,000. On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased 1,487,992 over-allotment option units at an offering price of $10.00 per unit, generating gross proceeds of $14,879,920. On November 20, 2018, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 29,760 private units to our Sponsor, generating gross proceeds of $297,600. On November 20, 2018, the underwriters waived its right to exercise the reminder of the over-allotment option. In connection with such wavier, an aggregate of 3,002 founder shares held by our initial shareholders were forfeited.

A total of $114,879,920 of the net proceeds from the initial public offering (including the partial exercise of the over-allotment option) and the private placements were deposited in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of initial public offering and the private placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to October 26, 2018 was related to the Company’s formation, the initial public offering and general and administrative activities. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $535,012, consisting of $688,610 of interest income from investments in our trust account and $143 of interest income from deposits in our corporate bank account, offset by $153,741 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2019, cash used in operating activities was $155,650. As of March 31, 2019, we had cash outside the trust account of $296,759 available for working capital needs. All remaining cash is held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2019, none of the amount on deposit in the trust account was available to be withdrawn as described above.

Through March 31, 2019, the Company’s liquidity needs were satisfied through receipt of $19,550 from the sale of the insider shares, $300,000 loaned by the Sponsor to the Company under a certain unsecured promissory note, advances from our Sponsor and an affiliate of our sponsor in an aggregate amount of $71,256 which were repaid after the initial public offering, and the net proceeds from the initial public offering and private placement held outside the trust account. On July 6, 2018, the Sponsor loaned the Company $300,000 pursuant to a non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a business combination.

Until consummation of the business combination, we will be using the funds not held in the trust account, and any additional funding that may be loaned to us by our Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us upon consummation of the business combination, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $1,000 for general and administrative services including office space, utilities and secretarial support. We began incurring these fees on August 1, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Unaudited Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with US GAAP for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with US GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private units held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

None.

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

ALBERTON ACQUISITION CORPORATION

Date: May 15, 2019	By:	/s/ Bin (Ben) Wang
Bin (Ben) Wang
Chief Executive Officer (Principal executive officer)

Date: May 15, 2019	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)