Form 10-Q
period 2019-06-30
Alberton Acquisition Corp
filed 2019-08-12
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

As of August 9, 2019, there were 14,689,750 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Cash	$165,890	$452,409
Prepaid assets	1,651	13,762
Total Current Assets	167,541	466,171

Cash and investments held in Trust Account	116,706,912	115,324,251
Total Assets	$116,874,453	$115,790,422

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$4,272	$10,089
Due to related parties	—	2,379
Promissory note - related party	300,000	300,000
Total Current Liabilities	304,272	312,468

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	4,325,069	4,333,265

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,585,569 and 10,603,302 shares at June 30, 2019 and December 31, 2018 (at conversion value of $10.16 and $10.04 per share), respectively	107,549,381	106,457,153

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, no par value; 300,000,000 shares authorized; 4,104,181 and 4,086,448 shares (excluding 10,585,569 and 10,603,302 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	3,566,068	4,658,296
Retained earnings	1,433,935	341,708
Total Shareholders’ Equity	5,000,003	5,000,004

Total Liabilities and Shareholders’ Equity	$116,874,453	$115,790,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating costs	$137,145	$290,886
Loss from operations	(137,145)	(290,886)

Other income
Interest income – bank	309	452
Interest income	694,051	1,382,661
Total other income	694,360	1,383,113

Net income	$557,215	$1,092,227
Less: income attributable to ordinary shares subject to possible redemption	(639,499)	(1,273,984)
Adjusted loss	$(82,284)	$(181,757)

Basic and diluted weighted average shares outstanding (1)	4,104,181	4,091,485

Basic and diluted net loss per share	$(0.02)	$(0.04)

(1)	Excludes an aggregate of up to 10,585,569 ordinary shares subject to possible redemption at June 30, 2019.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Equity

Balance – February 16, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary shares to one director upon formation on March 23, 2018	1	—	—	—

Balance – March 31, 2018 (unaudited)	1	$—	$—	$—

Net loss	—	—	(2,818)	(2,818)

Balance – June 30, 2018 (unaudited)	1	$—	$(2,818)	$(2,818)

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2019	4,086,448	$4,658,296	$341,708	$5,000,004

Change in ordinary shares subject to possible redemption	10,018	(535,015)	—	(535,015)

Net income	—	—	535,012	535,012

Balance – March 31, 2019 (unaudited)	4,096,466	4,123,281	876,720	5,000,001

Change in ordinary shares subject to possible redemption	7,715	(557,213)	—	(557,213)

Net income	—	—	557,215	557,215

Balance – June 30, 2019 (unaudited)	4,104,181	$3,566,068	$1,433,935	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,092,227
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,382,661)
Changes in current assets and current liabilities:
Prepaid assets	12,111
Accounts payable and accrued expense	(5,817)
Due to related parties	(2,379)
Net cash used in operating activities	(286,519)

Net Change in Cash	(286,519)
Cash – Beginning of period	452,409
Cash – End of period	$165,890

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,092,228

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

As of June 30, 2019, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

The Company had minimal activity for the period from February 16, 2018 (inception) through June 30, 2018. Accordingly, the condensed statement of operations and the condensed statement of cash flows for the comparative period from February 16, 2018 (inception) through June 30, 2018 are not presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Investments Held in Trust Account

At June 30, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary shares for the period presented.

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

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For the three and six months ended June 30, 2019, the Company incurred administrative fees of $3,000 and $6,000, respectively. At June 30, 2019, $1,000 of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Note 6 — Cash and Investments Held in Trust Account

As of June 30, 2019 and December 31, 2018, investments in the Company’s Trust Account consisted of $1,004 and $31,335 in United States Money Market funds and $116,705,908 and $114,848,797 in U.S. Treasury Securities, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains and fair value of held-to-maturity securities at June 30, 2019 and December 31, 2018 are as follows:

	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2019
U.S. Money Market	$1,004	$—	$1,004
U.S. Treasury Securities	116,705,908	31,137	116,737,045
	$116,706,912	$31,137	$116,738,049

December 31, 2018
U.S. Money Market	$31,335	$—	$31,335
U.S. Treasury Securities	114,848,797	444,119	115,292,916
	$114,880,132	$444,119	$115,324,251

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

Note 8 — Shareholder’s Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of June 30, 2019 and December 31, 2018, the Company had issued an aggregate of 4,104,181 and 4,086,448 ordinary shares, excluding 10,585,569 and 10,603,302 shares of ordinary shares subject to possible redemption, respectively.

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

Note 9 — Reconciliation of Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is:

	Three Months June 30, 2019	Six Months June 30, 2019

Net income	$557,215	$1,092,227
Less: income attributable to ordinary shares subject to possible redemption (1)	(639,499)	(1,273,984)
Adjusted net loss	$(82,284)	$(181,757)
Basic and diluted weighted average shares outstanding (2)	4,104,181	4,091,485
Basic and diluted net loss per ordinary share	$(0.02)	$(0.04)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in portion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.
(2)	Excludes an aggregate of up to 10,585,569 shares subject to possible redemption at June 30, 2019.

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

For the three months ended June 30, 2019, we had net income of $557,215, consisting of $694,051 of interest income from investments in our trust account and $309 of interest income from deposits in our corporate bank account, offset by $137,145 of operating costs, consisting mostly of general and administrative expenses.

For the six months ended June 30, 2019, we had net income of $1,092,227, consisting of $1,382,661 of interest income from investments in our trust account and $452 of interest income from deposits in our corporate bank account, offset by $290,886 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

For the six months ended June 30, 2019, cash used in operating activities was $286,519. As of June 30, 2019, we had cash outside the trust account of $165,890 available for working capital needs. All remaining cash is held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2019, none of the amount on deposit in the trust account was available to be withdrawn as described above.

Through June 30, 2019, the Company’s liquidity needs were satisfied through receipt of $19,550 from the sale of the insider shares, $300,000 loaned by the Sponsor to the Company under a certain unsecured promissory note, advances from our Sponsor and an affiliate of our sponsor in an aggregate amount of $71,256 which were repaid after the initial public offering, and the net proceeds from the initial public offering and private placement held outside the trust account. On July 6, 2018, the Sponsor loaned the Company $300,000 pursuant to a non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a business combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ALBERTON ACQUISITION CORPORATION

Date: August 12, 2019	By:	/s/ Bin (Ben) Wang
Bin (Ben) Wang
Chief Executive Officer (Principal executive officer)

Date: August 12, 2019	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)