Form 10-Q
period 2019-09-30
Alberton Acquisition Corp
filed 2019-11-13
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 13, 2019, there were 14,689,750 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
Assets
Cash	$1,237,095	$452,409
Prepaid assets	—	13,762
Total Current Assets	1,237,095	466,171

Cash and investments held in Trust Account	117,324,145	115,324,251
Total Assets	$118,561,240	$115,790,422

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$5,675	$10,089
Due to related parties	—	2,379
Promissory note	1,148,800	—
Promissory note - related party	300,000	300,000
Total Current Liabilities	1,454,475	312,468

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	5,475,272	4,333,265

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,586,284 and 10,603,302 shares at September 30, 2019 and December 31, 2018 (at conversion value of $10.21 and $10.04 per share), respectively	108,085,960	106,457,153

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, no par value; 300,000,000 shares authorized; 4,103,466 and 4,086,448 shares (excluding 10,586,284 and 10,603,302 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	3,029,489	4,658,296
Retained earnings	1,970,519	341,708
Total Shareholders’ Equity	5,000,008	5,000,004

Total Liabilities and Shareholders’ Equity	$118,561,240	$115,790,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	From February 16, 2018 (Inception) to September 30,
	2019	2018	2019	2018

Operating costs	$80,795	$21,814	$371,681	$24,632
Loss from operations	(80,795)	(21,814)	(371,681)	(24,632)

Other income
Interest income – bank	146	—	598	—
Interest income	617,233	—	1,999,894	—
Total other income	617,379	—	2,000,492	—

Net income (loss)	$536,584	$(21,814)	$1,628,811	$(24,632)
Less: income attributable to ordinary shares subject to possible redemption	(568,780)	—	(1,842,902)	—
Adjusted loss	$(32,196)	$(21,814)	$(214,091)	$(24,632)

Basic and diluted weighted average shares outstanding (1)	4,104,181	880,220	4,095,763	357,590

Basic and diluted net loss per share	$(0.01)	$(0.025)	$(0.05)	$(0.069)

(1)	Excludes an aggregate of up to 10,586,284 ordinary shares subject to possible redemption at September 30, 2019 and 375,000 shares at September 30, 2018 that were subject to forfeiture to the extent that over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2018 AND FOR THE PERIOD FROM FEBRUARY 16, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

	Ordinary Shares (1)		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit

Balance – February 16, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary shares to one director upon formation on March 23, 2018	1	—	—	—

Balance – March 31, 2018 (unaudited)	1	$—	$—	$—

Net loss	—	—	(2,818)	(2,818)

Balance – June 30, 2018 (unaudited)	1	$—	(2,818)	(2,818)

Repurchase of ordinary shares issued to one director	(1)	—	—	—

Issuance of ordinary shares	2,875,000	19,550	—	19,550

Net loss	—	—	(21,814)	(21,814)

Balance – September 30, 2018 (unaudited)	2,875,000	$19,550	$(24,632)	$(5,082)

(1)	Excluded up to 375,000 shares that were subject to forfeiture to the extent that over-allotment option was not exercised in full or in part by the underwriters.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2019	4,086,448	$4,658,296	$341,708	$5,000,004

Change in ordinary shares subject to possible redemption	10,018	(535,015)	—	(535,015)

Net income	—	—	535,012	535,012

Balance – March 31, 2019 (unaudited)	4,096,466	4,123,281	876,720	5,000,001

Change in ordinary shares subject to possible redemption	7,715	(557,213)	—	(557,213)

Net income	—	—	557,215	557,215

Balance – June 30, 2019 (unaudited)	4,104,181	3,566,068	1,433,935	5,000,003

Change in ordinary shares subject to possible redemption	(715)	(536,579)	—	(536,579)

Net income	—	—	536,584	536,584

Balance – September 30, 2019 (unaudited)	4,103,466	$3,029,489	$1,970,519	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	From February 16, 2018 (Inception) to September 30,
	2019	2018
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$1,628,811	$(24,632)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,999,894)	—
Changes in current assets and current liabilities:
Prepaid assets	13,762	—
Accounts payable and accrued expenses	(4,414)	—
Due to related parties	(2,379)	—
Net cash used in operating activities	(364,114)	(24,632)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to initial shareholders	—	19,550
Proceeds from promissory note – related party		300,000
Proceeds from promissory note	1,148,000	—
Advances from related party	—	254
Payments of deferred offering costs	—	(231,277)
Net cash provided by financing activities	1,148,800	88,527

Net Change in Cash	784,686	63,895
Cash – Beginning of period	452,409	—
Cash – End of period	$1,237,095	$63,895

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,628,807	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

Liquidation

The Company has until 12 months from October 26, 2018 to consummate a Business Combination, however, if the Company anticipates that it may not be able to consummate a Business Combination by such deadline, it may extend the period to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate the Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the trust account $1,148,799 on or prior to the date of such applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Business Combination. In the event that the Company receives notice from its insiders five days prior to an applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to such applicable deadline. In addition, the Company intends to issue a press release the day after such applicable deadline announcing whether the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In such event, the public warrants and rights will expire and will be worthless.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

On October 18, 2019, the Company deposited $1,148,799.20 as Extension Funds into its trust account to extend the period to consummate a Business Combination until January 24, 2020. The Extension Funds were proceeds of a note in the principal amount of $1,148,800 (the “Note”) the Company issued to Global Nature Investment Holdings Limited (“Global Nature”), a company incorporated under the laws of the Cayman Islands, its registered assignees or successor in interest (the “Payee”). The Note was issued in connection with a non-binding letter of intent entered into by and between Alberton and Global Nature on September 13, 2019, to consummate a potential business combination with Global Nature (the “LOI”). (see Note 6).

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period from February 16, 2018 (inception) through December 31, 2018.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Investments Held in Trust Account

At September 30, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary shares for the period presented.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 3 — Initial Public Offering

Public Units

Pursuant to the Initial Public Offering on October 26, 2018, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. On November 20, 2018, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of an additional 1,487,992 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one half of one ordinary share at an exercise price of $11.50 (see Note 8). Every 10 Public Rights will convert automatically into one ordinary share upon consummation of a Business Combination (see Note 8).

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note, a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of September 30 ,2019, there was $300,000 outstanding under the promissory note.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For the three and nine months ended September 30, 2019, the Company incurred administrative fees of $3,000 and $9,000, respectively. At September 30, 2019, $2,000 of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 6 — Promissory Note

On September 18, 2019, the Company issued an unsecured promissory Note in the aggregate principal amount of $1,148,800 to Global Nature. The Note was issued in connection with the LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential business combination with Global Nature. The Note is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the Note. The principal balance may be prepaid at any time without penalty. As of September 30, 2019, there was $1,148,800 outstanding under the Note.

Pursuant to the Note, in the event that Global Nature notifies the Company that it does not wish to proceed with the Qualified Business Combination (the “Withdrawal Request”), the Company shall only be obligated to repay the Note as follows: (i) 50% of the principal amount of the Note as soon as possible with best efforts but no later than 5 business days after a Business Combination with another target if the Withdrawal Request is given from after October 18, 2019; or (ii) the full principal amount of the Note as soon as possible with best efforts but no later than 5 business days after a Business Combination or the date of expiry of the term of the Company (whichever is earlier), if the parties have not entered into a definitive agreement with regard to the Qualified Business Combination within 45 days from the date of the Note as a result of the disagreement on the valuation of the Qualified Business Combination. The Company has not received any Withdrawal Request as of the date of these financial statements.

All amounts owed by the Company under the Note become immediately due and payable upon an event of default, which includes the Company’s failure to pay the principal amount due within 5 business days of the Maturity Date and the Company’s voluntary or involuntary bankruptcy.

Notwithstanding the issuance of the Note and the non-binding LOI, the Company has not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities.

Note 7 — Cash and Investments Held in Trust Account

As of September 30, 2019 and December 31, 2018, investments in the Company’s Trust Account consisted of $37,331 and $31,335 in United States Money Market funds and $117,286,814 and $114,848,797 in U.S. Treasury Securities, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The gross holding gains and fair value of held-to-maturity securities at September 30, 2019 and December 31, 2018 are as follows:

	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2019
U.S. Money Market	$37,331	$—	$37,331
U.S. Treasury Securities	117,286,814	42,946	117,329,760
	$117,324,145	$42,946	$117,367,091

December 31, 2018
U.S. Money Market	$31,335	$—	$31,335
U.S. Treasury Securities	114,848,797	444,119	115,292,916
	$114,880,132	$444,119	$115,324,251

Note 8 — Commitments and Contingencies

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

Note 9 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of September 30, 2019 and December 31, 2018, the Company had issued an aggregate of 4,103,466 and 4,086,448 ordinary shares, excluding 10,586,284 and 10,603,302 shares of ordinary shares subject to possible redemption, respectively.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 10 — Reconciliation of Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is:

	Three Months Ended September 30,		Nine Months Ended September 30,	From February 16, 2018 (Inception) to September 30,
	2019	2018	2019	2018

Net income (loss)	$536,584	$(21,814)	$1,628,811	$(24,632)
Less: income attributable to ordinary shares subject to possible redemption (1)	(568,780)	—	(1,842,902)	—
Adjusted net loss	$(32,196)	$(21,814)	$(214,091)	$(24,632)
Basic and diluted weighted average shares outstanding (2)	4,104,181	880,220	4,095,763	357,590
Basic and diluted net loss per ordinary share	$(0.01)	$(0.03)	$(0.05)	$(0.07)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in portion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.
(2)	Excludes an aggregate of up to 10,586,284 shares subject to possible redemption at September 30, 2019 and 375,000 shares at September 30, 2018 that were subject to forfeiture to the extent that over-allotment option was not exercised in full or in part by the underwriters.

Note 11 — Subsequent Events

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

On October 26, 2018, we consummated our initial public offering of 10,000,000 units. Each unit consists of one ordinary share, one redeemable warrant to purchase one-half of one ordinary share and one right to receive 1/10 of an ordinary share upon the consummation of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. On October 26, 2018, simultaneously with the consummation of the initial public offering, we consummated a private placement with our Sponsor of 300,000 private units at a price of $10.00 per private unit, generating total proceeds of $3,000,000. On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased 1,487,992 over-allotment option units at an offering price of $10.00 per unit, generating gross proceeds of $14,879,920. On November 20, 2018, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 29,760 private units to our Sponsor, generating gross proceeds of $297,600. On November 20, 2018, the underwriters waived their right to exercise the reminder of the over-allotment option. In connection with such waiver, an aggregate of 3,002 founder shares held by our initial shareholders were forfeited.

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

Recent Developments

We initially had until October 25, 2019 to consummate a Business Combination. However, if we anticipated that we may not be able to consummate a Business Combination by October 25, 2019, we may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the insiders or their affiliates or designees must deposit into the Trust Account $1,148,799 on or prior to the date of the applicable deadline.

On September 18, 2019, we issued an unsecured promissory note in the amount of $1,148,800 (the “Note”) to Global Nature Investment Holdings Limited (“Global Nature”) to fund a three-month extension payment and, accordingly, $1,148,799 was deposited into the Trust Account. We now have until January 24, 2020 to consummate a Business Combination. The Note was issued in connection with a non-binding letter of intent entered into by and between Global Nature and us on September 13, 2019, to consummate a potential business combination with Global Nature (the “LOI”). Global Nature is a wholly owned subsidiary of CITIC Capital, an alternative investment management and advisory company that manages over USD29 billion of capital across 100 funds and investment products through its multi-asset class platform covering private equity, real estate, structured investment & finance, and asset management.

The Note is non-interest bearing and is payable on the date on which we consummate its initial business combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the Note. The principal balance may be prepaid at any time without penalty.

Pursuant to the Note, in the event that Global Nature notifies us that it does not wish to proceed with the Qualified Business Combination (the “Withdrawal Request”), we shall only be obligated to repay the Note as follows: (i) 50% of the principal amount of the Note as soon as possible with best efforts but no later than 5 business days after our business combination if the Withdrawal Request is given from after October 18, 2019; or (ii) the full principal amount of the Note as soon as possible with best efforts but no later than 5 business days after our business combination or the date of expiry of the term of us (whichever is earlier), if the parties have not entered into a definitive agreement with regard to the Qualified Business Combination within 45 days from the date of the Note as a result of the disagreement on the valuation of the Qualified Business Combination. We have not received any Withdrawal Request as of the date of this report.

All amounts owed by us under the Note become immediately due and payable upon an event of default, which includes our failure to pay the principal amount due within 5 business days of the Maturity Date and our voluntary or involuntary bankruptcy. Pursuant to the Note, Global Nature waived all rights, title, interest or claim in, or to, any distribution of, or from, the trust account in which the proceeds from (i) our initial public offering (“IPO”) and (ii) the sale of the units issued in a private placement that occurred prior to the effectiveness of the IPO were placed.

Notwithstanding the issuance of the Note and the non-binding LOI, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

The foregoing is a brief description of the material terms and conditions of the Note, a copy of which is attached as Exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

On October 11, 2019, in order to satisfy Nasdaq listing standards that the majority of the Board of Directors (the “Board”) of the Company be independent, Mr. Keqing (Kevin) Liu tendered his resignation from his position as a director of the Company effective immediately. The Board accepted Mr. Liu’s resignation, effective immediately. Mr. Liu’s decision did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On the same day, Ms. Guan Wang tendered her resignation from her position as the Secretary to the Board. The Board accepted Ms. Wang’s resignation and appointed Mr. Keqing (Kevin) Liu as the Secretary of the Board (without any voting power) to fill the vacancy created by the resignation of Ms. Guan Wang, effective immediately.

In addition, on October 11, 2019, pursuant to relevant Nasdaq rules, the Board reviewed the independence of Mr. Howard Jiang as a board member and concluded that each of Mr. Jiang, Mr. John W. Allen and Mr. Harry Edelson, respectively, is qualified as an independent director under the relevant Nasdaq rules. The Board has also concluded that it is in the best interest of the Company that each of its existing committees consists solely of independent directors. As a result, the Board accepted the resignation of Mr. Bin (Ben) Wang from his position as a member of each of Audit Committee and Nominating Committee and appointed Mr. Howard Jiang to fill the vacancy. Furthermore, the Board also appointed the chairman of its existing committees.

As a result, the Board is composed with a majority of independent directors and each committee of the Board is composed solely with independent directors as set forth below:

Committees	Members (All Independent Directors)
Audit Committee	Harry Edelson (Chairman)	John W. Allen	Howard Jiang
Compensation Committee	John W. Allen (Chairman)	Harry Edelson	Howard Jiang
Nominating Committee	Howard Jiang (Chairman)	Harry Edelson	John W. Allen

On October 11, 2019, the Board also approved the Company’s Audit Committee Charter, Compensation Committee Charter, and Corporate Governance and Nominating Committee Charter.

Copies of the Charter for each of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee are enclosed as Exhibit 99.1, 99.2 and 99.3 respectively to this Form 10-Q.

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

For the three months ended September 30, 2019, we had net income of $536,584, consisting of $617,233 of interest income from investments in our trust account and $146 of interest income from deposits in our corporate bank account, offset by $80,795 of operating costs, consisting mostly of general and administrative expenses.

For the nine months ended September 30, 2019, we had net income of $1,628,811, consisting of $1,999,894 of interest income from investments in our trust account and $598 of interest income from deposits in our corporate bank account, offset by $371,681 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, cash used in operating activities was $364,114. As of September 30, 2019, we had cash outside the trust account of $1,237,095 available for working capital needs. All remaining cash is held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2019, none of the amount on deposit in the trust account was available to be withdrawn as described above.

Through September 30, 2019, the Company’s liquidity needs were satisfied through receipt of $19,550 from the sale of the insider shares, $300,000 loaned by the Sponsor to the Company under a certain unsecured promissory note, advances from our Sponsor and an affiliate of our sponsor in an aggregate amount of $71,256 which were repaid after the initial public offering, and the net proceeds from the initial public offering and private placement held outside the trust account. On July 6, 2018, the Sponsor loaned the Company $300,000 pursuant to a non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a business combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

10.1	Promissory Note, dated September 18, 2019, made by Alberton Acquisition Corporation in favor of Global Nature Investment Holdings Limited (incorporated by reference to Exhibit 99.1 to the Current Report of 8-K filed with the Securities & Exchange Commission on September 24, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.2	Compensation Committee Charter(incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on October 17, 2019)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Date: November 13, 2019	By:	/s/ Bin (Ben) Wang
Bin (Ben) Wang
Chief Executive Officer (Principal executive officer)

Date: November 13, 2019	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)