Form 10-K
period 2019-12-31
Alberton Acquisition Corp
filed 2020-03-16
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 29, 2019, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $116,488,239.

The number of ordinary shares of the registrant outstanding as of March 16, 2020 was 14,689,750.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALBERTON ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from Hong Ye Hong Kong Shareholding Co., Limited, our sponsor (“Sponsor”) and other parties to fund our operations.

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

We currently have until April 27, 2020 to consummate a Business Combination.

On September 18, 2019, we issued an unsecured promissory note in the amount of $1,148,800 (the “GN Note 1”) to Global Nature Investment Holdings Limited (“Global Nature”) to fund a three-month extension payment and, accordingly, $1,148,799 was deposited into the Trust Account. The GN Note 1 was issued in connection with a non-binding letter of intent entered into by and between Global Nature and us on September 13, 2019, to consummate a potential business combination with Global Nature (the “LOI”).

The GN Note 1 is non-interest bearing and is payable on the date on which we consummate our initial business combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. Pursuant to the GN Note 1, in the event that the Global Nature notifies us in written that it does not wish to proceed with the Qualified Business Combination (the “Withdrawal Request”), we shall only be obligated to repay the Note, as follows: (i) the full principal amount of the GN Note 1 within 5 business days of such Withdrawal Request if such Withdrawal Request is given on or before September 24, 2019; (ii) 50% of the principal amount of the GN Note 1 within 5 business days of such Withdrawal Request if the Withdrawal Request is given from after September 24, 2019 and on or before October 15, 2019 or the date the subscription amount of this GN Note 1 is transferred into the trust account (whichever is later); (iii) 50% of the principal amount of the GN Note 1 as soon as possible with best efforts but no later than 5 business days after Alberton’s business combination if the Withdrawal Request is given from after October 15, 2019 or the date the subscription amount of this Note is transferred into the trust account (whichever is later); or (iv) the full principal amount of the Note as soon as possible with best efforts but no later than 5 business days after Alberton’s business combination or the date of expiry of the term of Alberton (whichever is earlier), if the parties have not entered into a definitive agreement with regard to the Qualified Business Combination within 45 days from the date of the GN Note 1 as a result of the disagreement on the valuation of the Qualified Business Combination. On March 12, 2020, we received the Withdrawal Request from Global Nature that it did not wish to proceed with the Qualified Business Combination. The parties are in discussion of the repayment of the GN Note 1 which shall be repaid as soon as possible with best efforts but no later than 5 business days after our business combination or the date of expiry of the term of us (whichever is earlier).

On December 3, 2019, we, upon receipt of the principal, issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “GN Note 2”, together with GN Note 1, the “GN Notes”) to Global Nature, its registered assignees or successor in interest as working capital.

The GN Note 2 is non-interest bearing and is payable on the earlier date of (i) that we consummate a Qualified Business Combination, and (ii) expiry of the term of us. The principal balance may be prepaid prior to the Maturity Date without penalty. Pursuant to the GN Note 2, in the event that (i) the parties do not agree with the valuation of the Qualified Business Combination; (ii) a definitive agreement with regard to the Qualified Business Combination with the Payee is not entered into within 45 days from the date of this GN Note 2; or (iii) the Qualified Business Combination is not consummated for any reason prior to the date of expiry of the term of us, we shall repay the principal amount of the GN Note 2 no later than 5 business days after our initial business combination or the date of expiry of the term of Alberton, whichever is earlier. As a result that the parties did not enter into a definitive agreement within 45 days from the GN Note 2, such note becomes payable no later than 5 business days after our initial business combination or the date of expiry of the term of us.

On January 23, 2020, we, upon receipt of the principal, issued an unsecured promissory note in the aggregate principal amount of $780,000 (the “Sponsor Note”) to our sponsor and its registered assignees or successors in interest. The Sponsor Note is non-interest bearing and is payable on the date on which we consummate our initial business combination. The sponsor, however, has the right to convert the Sponsor Note, in whole or in part, into our private units, as described in the public offering prospectus we filed with the Securities and Exchange Commission on October 24, 2018, file No. 333-227652.

 As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities. Our board has decided to seek shareholders’ approval to amend our current charter to extend the time we need to consummate an initial business combination after April 27, 2020 and provide public shareholder the opportunity to redeem their public shares in connection with such amendment and extension.

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

Financial position

With funds in the trust account of $119,045,327 available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. We have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until April 27, 2020 in order to be able to receive a pro rata share of the trust account.

As the result of the two extensions, we now have until April 27, 2020 to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination before April 27, 2020, we may, but not obligated to, seek shareholders’ approval to amend our current charter to further extend the period that we are allowed to consummate a business combination provided that we provide public shareholders with the opportunity to convert their public shares in connection with any such vote. However, if we are unable to consummate our initial business combination before April 27, 2020 and have not obtained shareholders’ approval to further extend the time that we need to consummate an initial business combination, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account and then seek to dissolve and liquidate. In such event, the public warrants and rights will expire and will be worthless.

Our initial shareholders and our officers and directors have agreed (1) to vote their founder shares, their private shares (representing the ordinary shares underlying the private units) as well as any public shares acquired in or after the IPO in favor of any proposed business combination, (2) not to propose, or vote in favor of, an amendment to the Memorandum and Articles of Association, prior to a business combination, to affect the substance or timing of the Company’s obligation to redeem all public shares if it cannot complete an business combination before April 27, 2020, unless the Company provides public shareholders an opportunity to redeem their public shares, (3) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (4) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as few as 470,681 of our public shares (or approximately 4% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming only the minimum number of shares required to constitute a quorum are present at the shareholder meeting and the initial shareholders do not purchase any units or shares in the after-market).

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

Liquidation if No Business Combination

Our amended and restated Memorandum and Articles of Association provided that we will have until April 27, 2020 (with two three-month extensions) to complete our initial business combination. If we are unable to complete our initial business combination by April 27, 2020 or such longer period that our shareholders may approve, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us for our tax obligations, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, seek to dissolve and liquidate subject to our obligations under BVI law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. This redemption of public shares from the trust account shall be effected as required by function of our amended and restated Memorandum and Articles of Association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 27, 2020. However, if our initial shareholders or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 27, 2020.

Our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose, or vote in favor of, any amendment to our amended and restated Memorandum and Articles of Association, prior to a business combination, that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 27, 2020, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to a number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

There will be no redemption rights or liquidating distributions with respect to our warrants or rights, both of which will expire worthless if we fail to complete our initial business combination by April 27, 2020. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

Amended and Restated Memorandum and Articles of Association

Our amended and restated Memorandum and Articles of Association contain certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our shareholders or a majority of our directors. If we seek to amend any provisions of our amended and restated Memorandum and Articles of Association that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination before April 27, 2020, we will provide public shareholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person. Our initial shareholders, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association. Specifically, our amended and restated Memorandum and Articles of Association provide, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated before April 27, 2020, then we will redeem all of the outstanding public shares and thereafter seek to liquidate and dissolve our company;

●	if we decide to extend the time we need to complete our initial business combination after April 27, 2020, we need to seek shareholders’ approval of an amendment to the Memorandum and Articles of Association in order to extend and provide public shareholders an opportunity to redeem their public shares;

●	upon the consummation of the IPO, $114,879,920 shall be placed into the trust account; and

●	prior to our initial business combination, we may not issue additional shares that participate in any manner in the proceeds of the trust account, or that votes as a class with the ordinary shares sold in the IPO on an initial business combination.

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

Holders of Record

At March 16, 2020, there were 14,689,750 of our ordinary shares issued and outstanding held by seven shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On January 23, 2020, we, upon receipt of the principal, issued an unsecured promissory note in the aggregate principal amount of $780,000 (the “Sponsor Note”) to our sponsor and its registered assignees or successors in interest. The Sponsor Note is non-interest bearing and is payable on the date on which we consummate our initial business combination. The sponsor, however, has the right to convert the Note, in whole or in part, into our private units, as described in the public offering prospectus we filed with the Securities and Exchange Commission on October 24, 2018, file No. 333-227652.

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

Recent Developments

We initially had until October 25, 2019 to consummate a business combination. However, as we anticipated that we may not be able to consummate a business combination by October 25, 2019, we extended the period of time to consummate a business combination by two extensions, each consisting of additional three months, (for a total of 18 months to complete a business combination) until April 27, 2020.

On September 18, 2019, we issued an unsecured promissory note in the amount of $1,148,800 (the “GN Note 1”) to Global Nature Investment Holdings Limited (“Global Nature”) to fund a three-month extension payment and, accordingly, $1,148,799 was deposited into the trust account. GN Note 1 was issued in connection with a non-binding letter of intent entered into by and between Global Nature and us on September 13, 2019, to consummate a potential business combination with Global Nature (the “LOI”).

The GN Note 1 is non-interest bearing and is payable on the date on which we consummate our initial business combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. Pursuant to the GN Note 1, in the event that the Global Nature notifies us in written that it does not wish to proceed with the Qualified Business Combination (the “Withdrawal Request”), we shall only be obligated to repay the Note, as follows: (i) the full principal amount of the GN Note 1 within 5 business days of such Withdrawal Request if such Withdrawal Request is given on or before September 24, 2019; (ii) 50% of the principal amount of the GN Note 1 within 5 business days of such Withdrawal Request if the Withdrawal Request is given from after September 24, 2019 and on or before October 15, 2019 or the date the subscription amount of this GN Note 1 is transferred into the trust account (whichever is later); (iii) 50% of the principal amount of the GN Note 1 as soon as possible with best efforts but no later than 5 business days after Alberton’s business combination if the Withdrawal Request is given from after October 15, 2019 or the date the subscription amount of this Note is transferred into the trust account (whichever is later); or (iv) the full principal amount of the Note as soon as possible with best efforts but no later than 5 business days after Alberton’s business combination or the date of expiry of the term of Alberton (whichever is earlier), if the parties have not entered into a definitive agreement with regard to the Qualified Business Combination within 45 days from the date of the GN Note 1 as a result of the disagreement on the valuation of the Qualified Business Combination. On March 12, 2020, we received the Withdrawal Request from Global Nature that it did not wish to proceed with the Qualified Business Combination. The parties are in discussion of the repayment of the GN Note 1 which shall be repaid as soon as possible with best efforts but no later than 5 business days after our business combination or the date of expiry of the term of us (whichever is earlier).

On December 3, 2019, we, upon receipt of the principal, issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “GN Note 2”, together with GN Note 1, the “GN Notes”) to Global Nature, its registered assignees or successor in interest as working capital.

The GN Note 2 is non-interest bearing and is payable on the earlier date of (i) that we consummate a Qualified Business Combination, and (ii) expiry of the term of us. The principal balance may be prepaid prior to the Maturity Date without penalty. Pursuant to the GN Note 2, in the event that (i) the parties do not agree with the valuation of the Qualified Business Combination; (ii) a definitive agreement with regard to the Qualified Business Combination with the Payee is not entered into within 45 days from the date of this GN Note 2; or (iii) the Qualified Business Combination is not consummated for any reason prior to the date of expiry of the term of us, we shall repay the principal amount of the GN Note 2 no later than 5 business days after our initial business combination or the date of expiry of the term of Alberton, whichever is earlier. As a result that the parties did not enter into a definitive agreement within 45 days from the GN Note 2, such note becomes payable no later than 5 business days after our initial business combination or the date of expiry of the term of us.

On December 3, 2019, the Company issued an unsecured promissory note (“GN Note 2”) in the aggregate principal amount of $500,000 to Global Nature. The GN Note 2 was issued in order to fund our working capital needs.

On January 23, 2020, we deposited $1,148,800 into the trust account to extend the time available for us to complete a business combination from January 24, 2020 to April 27, 2020. The extension deposit was partially funded from a $780,000 loan provided by the Sponsor and partially from a $368,800 from our working capital. In connection with the loan provided by the Sponsor, we issued a promissory note (the “Sponsor Note”) to the Sponsor in the aggregate principal amount of $780,000. The Sponsor Note is non-interest bearing and is payable on the date on which we consummate our initial business combination. The sponsor, however, has the right to convert the Sponsor Note, in whole or in part, into our private units, as described in the public offering prospectus we filed with the Securities and Exchange Commission on October 24, 2018, file No. 333-227652.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities. Our board has decided to seek shareholders’ approval to amend our current charter to extend the time we need to consummate an initial business combination after April 27, 2020 and provide public shareholder the opportunity to redeem their public shares in connection with such amendment and extension.

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

For the year ended December 31, 2019, we had net income of $2,090,361, consisting of $2,572,276 of interest income from investments in our trust account and $2,193 of interest income from deposits in our corporate bank account, offset by $484,108 of operating costs, consisting mostly of general and administrative expenses.

For the year ended December 31, 2018, we had a net income of $341,708, consisting of $444,218 of interest income from investments in our trust account and $175 from the reversal of a trust fee, offset by $102,685 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

For the year ended December 31, 2019, cash used in operating activities was $475,255. As of December 31, 2019, we had cash outside the trust account of $477,154 available for working capital needs. All remaining cash is held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2019, none of the amount on deposit in the trust account was available to be withdrawn as described above.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 27, 2020.

Off-Balance Sheet Financing Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

The underwriters are entitled to a deferred underwriting discounts and commissions equal to 3.5% of the gross proceeds of the initial public offering. Upon completion of the business combination, $4,020,797 (with consideration of the underwriters’ exercise of their over-allotment option on November 20, 2018) will be paid to the underwriters from the funds held in the trust account. No discounts or commissions will be paid with respect to the purchase of the private units.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective March 1, 2020, the Nominating and Corporate Governance Committee of the Board of the Company approved and recommended to the Board to appoint Mr. Peng Gao as an Independent Director of the Board (“Gao’ s Appointment”). The Board approved Gao’s Appointment on March 3, 2020 and ratified such appointment on March 5, 2020.

The biographical information of Mr. Gao is set forth below.

Peng Gao has been the chief attorney of Law Offices of Gao Peng, a law firm since June 2006. Mr. Gao received a Bachelor of Science from Fudan University China in 1988, his Master of Science from Georgia Institute of Technology in 1995, and his Juris Doctor degree from Pepperdine Law School in 2005. Mr. Gao has been admitted to State Bar of Los Angeles, CA, since 2006. Mr. Gao’ s qualifications to serve as a director include his 14-year experience in the legal industry. His extensive legal experience will greatly benefit the Company.

Mr. Gao does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K. The Board of Directors has determined that Mr. Gao is an “independent director” as such term is defined in the Nasdaq Stock Market Rules.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 16, 2020.

Name	Age	Position
Bin (Ben) Wang	63	Chairman of the Board and Chief Executive Officer
Keqing (Kevin) Liu	61	Chief Financial Officer
Guan Wang	43	Treasurer and Director
John W. Allen	81	Independent Director
Harry Edelson	86	Independent Director
Peng Gao	54	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Bin (Ben) Wang, 63, Managing Director of Eon Capital International Ltd, a Hong Kong-incorporated corporate advisory service company since 2007. In this role, he has advised many companies in mergers and acquisitions and project financing including China Railway Rolling-stock Corp. (CRRC), Weifang Hengan Radiator Group Co. Ltd., Shandong Shiheng Special Steel Group Co. Ltd., Shandong Tiantong Food Co., Ltd., American Lorain Corp., China New Media Corp. and Sino-Gas International Holdings. Ben began his financial career in 1994 with Chemical Bank, as market segment manager for the Asian market. He then served as Vice President and Team Leader of Chase International Financial Services after Chemical Bank’s merger into Chase in 1996 and later combination into JP Morgan Chase in 2000. He continued his service at JP Morgan Chase with a broad range of management responsibilities in the development and growth of the bank’s international business until 2006. Ben graduated from Northwestern Polytechnic University in 1980, received his M.S. degree in Mechanical Engineering from Xi’an Jiaotong University in 1983 and he obtained his MA in economics from Illinois State University in 1992. Ben has advised clients on many cross-border mergers and acquisitions transaction and has rich experience working with C-suite executives and negotiating transactions. Ben’s qualifications to serve as Chairman, Chief Executive Officer, and director include his substantial experience in mergers and acquisitions as well as his expertise and resources in financing and deal sourcing.

Keqing (Kevin) Liu, 61, a former partner of ACL Equity from June 2018 to October 2018, a financial services company in Beijing, China, where he focuses on deal origination and cross-border mergers and acquisitions. He began his career in 1983 at Agricultural Bank of China Jiangxi Provincial Branch as a project manager in a portfolio co-funded by the World Bank, until 1993; from 1993 to 2001, a Senior Manager and Senior Economist at China Merchants Bank head office, Shenzhen, he led a project finance team to manage a portfolio exceeding US$1 billion; a member of the bank’s Mid-Term Development Strategies Working Group from 1997 to 2000, he represented the bank at the World Bank and International Monetary Fund annual meetings in Washington D.C.; from 2002 to 2004, he co-headed the International Department, Shenzhen Commercial Bank (now Ping An Bank) head office, to fund cross-border transactions and collaborate with more than 600 prime financial institutions worldwide; from 2005 to 2007, he was Consultant, CITIC Capital, Hong Kong, an investment banking arm of CITIC Group, one of China’s largest finance holding conglomerates, active in investment due diligence; in 2007, he founded Nanchang GlobeVision Investment, a company investing in carbon-dioxide emission reduction projects that generate saleable certified emission reduction credits, and served as Chief Executive Officer of such company from 2007 to 2010; from 2010 to June 2018, he was Partner, Wealth Assets and Capital (formerly Wealth Business Consultancy), Hong Kong, engaged in deal sourcing and due diligence. He has served as Adjunct Researcher, European Studies Center, Zhejiang University, one of China’s top institutions of higher learning. He holds a Bachelor of Economics in Statistics from Jiangxi University of Finance and Economics, China, in 1983. Kevin’s qualifications to serve as Chief Financial Officer include his 35-year international finance management and due diligence experience and deal-sourcing capability due to his high-level and extensive relationships with banks. His deal sourcing capability and extensive due diligence experience will greatly benefit the Company.

Guan Wang, 43, Executive Director, Sinobay (Hong Kong) Commercial Real Estate & Management Co, Ltd, Shenzhen, China, since 2005. She has been in charge of Sinobay’s major investments for 13 years since its inception in 2005. From 2003 to 2005, she served as Director of Human Resources at Union Economic and Trading Investment Co. Ltd, Shenzhen, China, where she was responsible for the company’s human resource development, designing and improving the company’s organizational structure, and cultivating its corporate culture. From 1999 to 2002, she was an assistant in the Human Resources Division at CR Vanguard, a large national supermarket chain in China, a subsidiary of China Resources, a Fortune Global 500 company. Guan received her Bachelor of Science in Computer Application from Shenyang Aerospace University in China in 1999. Guan’s qualifications to serve as Treasurer and a director include her work and investment management experience and her experience in human resources management in terms of evaluating top management of companies.

John W. Allen, 81, Chairman and Chief Executive Officer, since 1994, of Greater China Corporation, a company providing global investment banking services. Since 2008, he has also served as President of Spring Investment Corporation, a Family Investment firm. He has participated in more than 50 investment transactions in the U.S., Canada, Asia, Europe and throughout Latin America. He has served on a number of boards of public and private companies and foundations. Since December 2014 he has been an Independent Director and Chairman of the Audit Committee of Enssolutions Group Inc. a public company listed on the Toronto TSXV exchange. John began his financial career with the Bank of Boston where he eventually ran the international investment subsidiary, Boston Overseas Financial Corporation. He joined Schroder Bank and Trust Company as Assistant to James D. Wolfensohn (former President of the World Bank Group). He also served as a Trustee of the Soros Open Society Institute and as one of three Trustees of the International Science Foundation with George Soros and Nobel Laureate James Watson from 1990 to 2005. He is currently a member of the Advisory Board of the World Policy Institute and a former member of the Business Council of the United Nations. He also served as Chairman of the Board of AIESEC Yale and AIESEC U.S., an international student exchange program. He is currently a Trustee of the Chinese Cultural Foundation and founding member of the China Investment Group. John received his BA from Yale University in 1961 and his MBA from Harvard Business School in 1965. John’s qualifications to serve as a director include his experience as a board member of public and private companies in a wide variety of industries and countries and his years of venture and investment experience.

Harry Edelson, 86, CFA, CCP, CDP, President since 1980 of Edelson Technology, Inc., a company involved in consulting, fundraising, M&A, and investments. From 1984 until 2005 was an advisor and consultant for 10 multinational corporations (AT&T, Viacom, 3M, Ford Motor, Cincinnati Bell, Colgate-Palmolive, Reed Elsevier, Imation, Asea Brown Boveri and UPS). During this time he managed four technology-oriented strategic venture capital funds for the aforementioned 10 companies using corporate rather than pension money. He has served on over 150 boards of directors, 12 as chairman. At some time in the past five years, Harry Edelson served as a director of four private companies, Airwire, PogoTec, eChinaCash, Pathway Genomics, and one public company, China Gerui. Executive positions in industry include Senior Systems Computer Engineer for Unisys, Transmission Engineer for AT&T (1962-1967), CTO for Cities Service (1967-1970) and Director of Marketing for a terminal manufacturer serving the nascent internet industry (1971-1973). His experience in technology led him to a 12 year career as a securities analyst on Wall Street covering telecommunications, computers, and office equipment for three leading investment banking firms in the 1970s and 1980s. Harry obtained a BS in Physics from Brooklyn College in 1962, MBA from New York University Graduate School of Business in 1965, and completed a Graduate Program in Telecommunications Engineering at the Cornell Graduate School of Electrical Engineering in 1966. In 2007, Harry served as Chairman and Chief Executive Officer for China Opportunity Acquisition Corp., a SPAC that raised $40 million and merged with China Gerui in 2009. Harry’s qualifications to serve as a director include decades of experience on Wall Street and various venture capital ventures. He has SPAC experience, vast board experience, and participated in numerous M&A transactions.

Peng Gao, 54, has been the chief attorney of Law Offices of Gao Peng, a law firm since June 2006. Mr. Gao received a Bachelor of Science from Fudan University China in 1988, his Master of Science from Georgia Institute of Technology in 1995, and his Juris Doctor degree from Pepperdine Law School in 2005. Mr. Gao has been admitted to State Bar of Los Angeles, CA, since 2006. Mr. Gao’s qualifications to serve as a director include his 14-year experience in the legal industry. His extensive legal experience will greatly benefit the Company.

Ms. Guan Wang was appointed to serve as the sole director of the Company at inception. Messrs. John W. Allen, and Harry Edelson were appointed to serve as a member of the board of directors of the Company in July 2019. Mr. Peng Gao was appointed to serve as a member of the board of directors of the Company in March 2020.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. John W. Allen, Harry Edelson, and Peng Gao is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Messrs. Peng Gao, John W. Allen, and Harry Edelson serve as members of our audit committee. Mr. Harry Edelson serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Peng Gao, John W. Allen, and Harry Edelson are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Harry Edelson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory, or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Peng Gao, John W. Allen, and Harry Edelson. Mr. Allen serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The current charter of the Compensation Committee also provides that the compensation committee may, in its sole discretion, retain, or obtain the advice of a compensation consultant, legal counsel, or other adviser and will be directly responsible for the appointment, compensation, and oversight of the work of any such adviser. Before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, however, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Corporate Governance and Nominating Committee

Since our IPO, we have had our Corporate Governance and Nominating Committee. The members of our Corporate Governance and Nominating Committee are Peng Gao, John W. Allen, and Harry Edelson. Mr. Gao serves as chairman of the corporate governance and nominating committee. We have adopted a committee charter, which details the principal functions of the committee, including:

●	Establish criteria for membership of the Board, including standards for the independence of directors to serve on the Board and committees of the Board;

●	Evaluate the Board composition and performance, and recommend nominations and re-election of directors, including recommendations of directors to serve on committees of the Board;

●	Administer and oversee all aspects of the Company’s corporate governance functions on behalf of the Board; and

●	Make recommendations to the Board regarding corporate governance issues and related policies for risk assessment and risk management.

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Entity	Position at Affiliated Entity
Guan Wang	Sinobay Hong Ye Hong Kong Shareholding Co., Limited	Executive Director Sole Shareholder and Sole Director
Keqing (Kevin) Liu	ACL Capital	Partner
Bin (Ben) Wang	Eon Capital International Ltd.	Managing Director
John W. Allen	Greater China Corporation Spring Investment Corporation Enssolutions Group Inc.	Chairman and Chief Executive Officer President Independent Director
Harry Edelson	Edelson Technology PogoTec	President Director
Peng Gao	Law Offices of Gao Peng	Chief Attorney

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our initial shareholders, members of our management team or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, an initial business combination (regardless of the type of transaction that it is) other than the $1,000 monthly administrative services fee, the $290,000 payment to White and Williams LLP (an former affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services provided until September 2019, the repayment of $300,000 of non-interest bearing loans and reimbursement of any out-of-pocket expenses, the repayment or conversion of $780,000 of the Sponsor Note upon the consummation of our initial business combination.

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

Other than the $1,000 per month administrative fee, the $290,000 payment to White and Williams LLP (an affiliate of one of our directors) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to September 2019, the repayment of $300,000 of non-interest bearing loans made to us by Guan Wang, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is).

Directors, officers and initial shareholders receive reimburse for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our sponsor may receive repayment of the Sponsor Note in the amount of $780,000 upon the consummation of the initial business combination or choose to convert the whole or partial Sponsor Note into the private units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 16, 2020, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units sold in our initial public offering or the warrants included in the private units as these warrants are not exercisable within 60 days of March 16, 2020. The following table also does not reflect record of beneficial ownership of the rights included in the units sold in our initial public offering or the rights included in the private units as holders of these securities do not have the right to convert such securities to receive our ordinary shares at their discretion (the rights are convertible only upon consummation of an initial business combination).

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Hong Ye Hong Kong Shareholding Co., Limited(2)	1,658,319	11.29%
Guan Wang(3)	1,658,319	11.29%
Keqing (Kevin) Liu	958,959	6.53%
Bin (Ben) Wang	494,480	3.37%
John W. Allen	30,000	0.20%
Harry Edelson	30,000	0.20%
Peng Gao	0	0
All directors and executive officers as a group (Six individuals)	3,201,758	21.79%
Mizuho Financial Group, Inc. (4)	1,323,500	9.0%
Bank of Montreal (5)	1,175,000	7.99%
Westchester Capital Management, LLC (6)	996,553	6.78%

(1)	Unless otherwise indicated, the business address of each of the individuals is Room 1001, 10/F, Capital Center, 151 Gloucester Road, Wanchai, Hong Kong.
(2)	Guan Wang, the sole shareholder and director of Hong Ye Hong Kong Shareholding Co., Limited, has voting and dispositive power over the shares held by Hong Ye Hong Kong Shareholding Co., Limited.
(3)	Represents shares held by Hong Ye Hong Kong Shareholding Co., Limited. Guan Wang has voting and dispositive power over the shares held by such entity.
(4)	Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.
(5)	Shares are held indirectly by its subsidiary, BMO Capital Markets Corp. for certain employee benefit plans, trust and/or customer accounts. As a result, participants in the plans, trust beneficiaries and customers are entitled to receive, or have the power to direct the receipt of, dividends and proceeds from the sale of such securities. No such person is known to have such an interest relating to more than five percent of the class of subject securities., Bank of Montreal is the ultimate parent company of BMO Capital Markets Corp., a broker-dealer registered under Section 15 of the Securities Exchange Act of 1934 and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and a U.S. institution.
(6)	Westchester Capital Management, LLC (“WCM”), a registered investment adviser, serves as (a) investment advisor to each of The Merger Fund (“MF”), WCM Alternatives: Credit Event Fund (“CEF”), WCM Alternatives: Event-Driven Fund (“EDF”) and (b) sub-advisor to JNL Multi-Manager Alternative Fund (“JARB”) and JNL/Westchester Capital Event Driven Fund (JNA2) (“JNL”, together with MF, CEF, EDF, and JARB, the “Funds”). The Funds directly hold Shares for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of WCM and are indirect principal owners of WCM and may control WCM.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2018, in connection with our organization we issued 1,725,000 Class B ordinary shares to our initial shareholders, of which an aggregate of 1,650,000 Class B ordinary shares were issued for an aggregate purchase price of $17,250 or $0.010454545 per share, and an aggregate of 75,000 Class B ordinary shares were issued for services rendered. On September 10, 2018, we issued an additional 1,150,000 Class B ordinary shares to our initial shareholders, of which an aggregate of 1,135,000 Class B ordinary shares were issued for an aggregate purchase price of $2,300 or approximately $0.00202643 per share, and an aggregate of 15,000 Class B ordinary shares were issued for services rendered. On September 14, 2018, our initial shareholders converted all of their Class B ordinary shares, constituting all of the outstanding Class B ordinary shares of the Company, into Class A ordinary shares and, immediately thereafter, the Company amended and restated its Memorandum and Articles of Association to eliminate the Class B ordinary shares and re-designate the Class A ordinary shares as “ordinary shares.” As a result, the Company currently has only one class of ordinary shares. As a result, as of September 14, 2018, our initial shareholders held 2,875,000 founder shares (up to 375,000 of which were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full). On November 20, 2018, the underwriters partially exercised the over-allotment option (as described in detail below), and therefore, an aggregate of 3,002 founder shares held by our initial shareholders were forfeited.

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

As of March 16, 2020, our initial shareholders own an aggregate of 3,201,758 ordinary shares of the Company.

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

On January 23, 2020, we, upon receipt of the principal, issued an unsecured promissory note in the aggregate principal amount of $780,000 (the “Sponsor Note”) to our sponsor and its registered assignees or successors in interest. The Sponsor Note is non-interest bearing and is payable on the date on which we consummate our initial business combination. The sponsor, however, has the right to convert the Sponsor Note, in whole or in part, into our private units, as described in the public offering prospectus we filed with the Securities and Exchange Commission on October 24, 2018, file No. 333-227652.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman LLP for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees	$52,500	56,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

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

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 23, 2018, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.5	Warrant Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

4.6	Rights Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

4.7	Unit Purchase Option, dated October 26, 2018, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.1	Letter Agreements, dated October 23, 2018, by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.2	Investment Management Trust Account Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.3	Stock Escrow Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.4	Registration Rights Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.5	Amended and Restated Subscription Agreement, dated October 23, 2018, by and between the Registrant and Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.2	Compensation Committee Charter(incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.4	Promissory Note, dated September 18, 2019, made by Alberton Acquisition Corporation in favor of Global Nature Investment Holdings Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on September 24, 2019)

99.5

Promissory Note, dated December 3, 2019, made by Alberton Acquisition Corporation in favor of Global Nature Investment Holdings Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on December 4, 2019)

99.6	Promissory Note, dated January 23, 2020, made by Alberton Acquisition Corporation in favor of Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on January 24, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Dated: March 16, 2020	By:	/s/ Bin (Ben) Wang
	Name:	Bin (Ben) Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bin (Ben) Wang	Chief Executive Officer (Principal executive officer) and Director	March 16, 2020
Bin (Ben) Wang

/s/ Keqing (Kevin) Liu	Chief Financial Officer (Principal financial and accounting officer)	March 16, 2020
Keqing (Kevin) Liu

/s/ Guan Wang	Director	March 16, 2020
Guan Wang

/s/ John W. Allen	Independent Director	March 16, 2020
John W. Allen

/s/ Harry Edelson	Independent Director	March 16, 2020
Harry Edelson

/s/ Peng Gao	Independent Director	March 16, 2020
Peng Gao

ALBERTON ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Alberton Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alberton Acquisition Corporation (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2019 and for the period from February 16, 2018 (inception) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from February 16, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

March 16, 2020

ALBERTON ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2019	2018
Assets
Cash	$477,154	$452,409
Prepaid assets	8,333	13,762
Total Current Assets	485,487	466,171

Cash and investments held in Trust Account	119,045,327	115,324,251
Total assets	$119,530,814	$115,790,422

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$13,699	$10,089
Due to related parties	—	2,379
Promissory note	1,648,800	—
Promissory note - related party	300,000	300,000
Total current liabilities	1,962,499	312,468

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	5,983,296	4,333,265

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,477,559 and 10,603,302 shares at December 31, 2019 and 2018 (at conversion value of $10.36 and $10.04 per share), respectively	108,547,510	106,457,153

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, no par value; 300,000,000 shares authorized; 4,212,191 and 4,086,448 shares (excluding 10,477,559 and 10,603,302 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	2,567,939	4,658,296
Retained earnings	2,432,069	341,708
Total shareholders’ equity	5,000,008	5,000,004

Total Liabilities and Shareholders’ Equity	$119,530,814	$115,790,422

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended	For the Period from February 16, 2018 (Inception) through
	December 31, 2019	December 31, 2018

Operating costs	$484,108	$102,685
Loss from operations	(484,108)	(102,685)

Other income:
Trust fee reversal	—	175
Interest income - bank	2,193	—
Interest income	2,572,276	444,218
Total other income	2,574,469	444,393

Net income	$2,090,361	$341,708
Less: income attributable to ordinary shares subject to possible redemption	(2,345,916)	(320,644)
Adjusted net (loss) income	(255,555)	21,064

Basic and diluted weighted average shares outstanding (1)	4,097,705	1,117,863
Basic and diluted net (loss) income per share	$(0.06)	$0.02

(1)	Excludes an aggregate of up to 10,477,559 and 10,603,302 shares subject to possible redemption at December 31, 2019 and 2018, respectively. An aggregate of 3,002 ordinary shares were cancelled after partial exercise of the over-allotment option by the underwriters at December 31, 2018.

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance - February 16, 2018 (Inception)	—	$—	$—	$—

Issuance of ordinary shares to director upon formation on March 23, 2018	1	—	—	—

Repurchase of ordinary shares from Shareholder on August 26, 2018	(1)	—	—	—

Issuance of ordinary shares on September 14, 2018	2,875,000	19,550	—	19,550

Sale of 10,000,000 Units on October 26, 2018 through public offering	10,000,000	100,000,000	—	100,000,000

Sale of 300,000 Private Placement Units on October 26, 2018	300,000	3,000,000	—	3,000,000

Sale of Over-Allotment Units to underwriters on November 20, 2018	1,487,992	14,879,920	—	14,879,920

Sale of additional 29,760 Private Placement Units on November 20, 2018	29,760	297,600	—	297,600

Underwriters’ Discount	—	(6,318,396)	—	(6,318,396)

Other Offering Expenses	—	(763,325)	—	(763,325)

Proceed from sale of underwriter’s unit purchase option	—	100	—	100

Forfeited insider shares in connection of exercise of over-allotment	(3,002)	—	—	—

Reclassification of ordinary shares subject to possible conversion	(10,632,302)	(106,457,153)	—	(106,457,153)

Net income	—	—	341,708	341,708

Balance - December 31, 2018	4,086,448	4,658,296	341,708	5,000,004

Change in ordinary shares subject to possible redemption	125,743	(2,090,357)	—	(2,090,357)

Net income	—	—	2,090,361	2,090,361

Balance - December 31, 2019	4,212,191	$2,567,939	$2,432,069	$5,000,008

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the period from
		February 16, 2018 (Inception)
	Year Ended	through
	December 31, 2019	December 31, 2018

Cash Flows from Operating Activities:
Net income	$2,090,361	$341,708
Adjustments to reconcile net income to net cash used in operating activities:
Other income from the investment held in Trust Account	—	(175)
Interest earned on investment held in Trust Account	(2,572,276)	(444,156)
Changes in current assets and current liabilities:
Prepaid assets	5,429	(13,762)
Accounts payable and accrued expense	3,610	10,089
Due to related parties	(2,379)	2,379
Net cash used in operating activities	(475,255)	(103,917)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,148,800)	(114,879,920)
Net cash used in investing activities	(1,148,800)	(114,879,920)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees and offering costs	—	111,818,996
Proceeds from private placement	—	3,297,600
Proceeds from sale of ordinary shares to Initial Shareholders	—	19,550
Proceeds from sponsor loan	—	300,000
Proceeds from underwriter’s unit purchase option	—	100
Proceeds from promissory note	1,648,800	—
Advances from related parties	—	71,256
Repayment of advances from related parties	—	(71,256)
Net cash provided by financing activities	1,648,800	115,436,246

Net Increase in Cash	24,745	452,409
Cash – Beginning of the year	452,409	—
Cash – Ending of year	477,154	452,409

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$2,090,357	$—
Payments of prepaid expenses associated with initial public offering made by related parties	$—	$71,000

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

As of December 31, 2019, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

The funds in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by October 26, 2019 (or April 27, 2020 if the Company fully extends the period of time to consummate a Business Combination, as the Company elected to) (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek all vendors, service providers, prospective target businesses or other entities it engages, to execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Liquidation

The Company initially had until October 26, 2019 to consummate a Business Combination, however, if the Company anticipates that it may not be able to consummate a Business Combination by such deadline, it may extend the period to consummate a Business Combination by an additional six months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate the Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the trust account $1,148,799 on or prior to the date of such applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Business Combination. In the event that the Company receives notice from its insiders five days prior to an applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to such applicable deadline. If the Company is unable to consummate the Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In such event, the public warrants and rights will expire and will be worthless.

On October 18, 2019, the Company deposited $1,148,799 as Extension Funds into its trust account to extend the period to consummate a Business Combination until January 24, 2020. The Extension Funds were proceeds of a note in the principal amount of $1,148,800 (the “GN Note 1”) the Company issued to Global Nature Investment Holdings Limited (“Global Nature”), a company incorporated under the laws of the Cayman Islands, its registered assignees or successor in interest (the “Payee”). The GN Note 1 was issued in connection with a non-binding letter of intent entered into by and between Alberton and Global Nature on September 13, 2019, to consummate a potential business combination with Global Nature (the “LOI”) (see Note 6).

On January 23, 2020, the Company deposited an additional $1,148,800 into the Trust Account to further extend the time available for the Company to complete a Business Combination from January 24, 2020 to April 27, 2020 (the “Extension”). The Extension was partially funded from a $780,000 loan provided by the Sponsor and $368,800 from the Company’s working capital. In connection with the loan provided by the Sponsor, the Company issued a promissory note (the “Sponsor Note”) to the Sponsor in the aggregate principal amount of $780,000 (see Note 5).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 27, 2020.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Investments Held in Trust Account

At December 31, 2019 and 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2019 and 2018 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Adjusted Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Adjusted net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net (loss) income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted adjusted net (loss) income per ordinary share is the same as basic adjusted net (loss) income per ordinary share for the period presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

At the closing of the Initial Public Offering and over-allotment option, the Company paid an upfront underwriting discount of $2,000,000 and $297,598, 2.0% of the per unit offering price to the underwriter, respectively, with an additional fee of $3,500,000 and $520,797 (the “Deferred Discount”), 3.5% of the gross offering proceeds payable upon the completion of the Business Combination, respectively. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. Total offering costs were $3,060,924, which consisted of $2,297,598 of underwriter’s commissions and $763,325 of other offering costs.

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Note 5 — Related Party Transactions

Founder Shares

In August 2018, the Company issued 1,725,000 Class B ordinary shares to its initial shareholders as founder shares, of which an aggregate of 1,650,000 Class B ordinary shares were issued for an aggregate purchase price of $17,250 or $0.010454545 per share, and an aggregate of 75,000 Class B ordinary shares were issued for services rendered. On September 10, 2018, the Company issued an additional 1,150,000 Class B ordinary shares to its initial shareholders as founder shares, of which an aggregate of 1,135,000 Class B ordinary shares were issued for an aggregate purchase price of $2,300 or approximately $0.00202643 per share, and an aggregate of 15,000 Class B ordinary shares were issued for services rendered. On September 14, 2018, the Company’s initial shareholders converted all of their Class B ordinary shares, constituting all of the outstanding Class B ordinary shares of the Company, into Class A ordinary shares and, immediately thereafter, the Company amended and restated its Memorandum and Articles of Association to eliminate the Class B ordinary shares and re-designate the Class A ordinary shares as “ordinary shares.” As a result, prior to the Initial Public Offering, the Company’s initial shareholders held 2,875,000 founder shares. The 2,875,000 founder shares included an aggregate of up to 375,000 ordinary shares subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. On November 20, 2018, as a result of the underwriters’ partial exercise of their over-allotment option, 3,002 founder shares were forfeited.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note, a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of December 31, 2019 and 2018, there was $300,000 outstanding under the promissory note.

On January 24, 2020, the Sponsor loaned the Company $780,000 under a promissory note (the “Sponsor Note”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. The Sponsor Note may also be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a purchase price of $10.00 per unit. The units would be identical to the Private Units.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For the year ended December 31, 2019 and for the period from February 16, 2018 (inception) through December 31, 2018, the Company incurred and paid administrative fees of $12,000 and $6,000, respectively.

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Note 6 — Promissory Note

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential business combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of December 31, 2019, there was $1,148,800 outstanding under the GN Note 1.

Pursuant to the GN Note 1, in the event that Global Nature notifies the Company that it does not wish to proceed with the Qualified Business Combination (the “Withdrawal Request”), the Company shall only be obligated to repay the GN Note 1 as follows: (i) 50% of the principal amount of the GN Note 1 as soon as possible with best efforts but no later than 5 business days after a Business Combination with another target if the Withdrawal Request is given from after October 18, 2019; or (ii) the full principal amount of the GN Note 1 as soon as possible with best efforts but no later than 5 business days after a Business Combination or the date of expiry of the term of the Company (whichever is earlier), if the parties have not entered into a definitive agreement with regard to the Qualified Business Combination within 45 days from the date of the GN Note 1 as a result of the disagreement on the valuation of the Qualified Business Combination. On March 12, 2020, the Company received the Withdrawal Request from Global Nature that it did not wish to proceed with the Qualified Business Combination. The parties are in discussion of the repayment of the GN Note 1 which shall be repaid as soon as possible with best efforts but no later than 5 business days after the Company’s Business Combination or the date of the expiry of the term of the Company (whichever is earlier).

All amounts owed by the Company under the GN Note 1 become immediately due and payable upon an event of default, which includes the Company’s failure to pay the principal amount due within 5 business days of the Maturity Date and the Company’s voluntary or involuntary bankruptcy.

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial business combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of December 31, 2019, there was $500,000 outstanding under the GN Note 2.

Notwithstanding the issuance of the GN Note 1, GN Note 2 and the non-binding LOI, the Company has not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities.

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Note 7 — Cash and Investments Held in Trust Account

As of December 31, 2019 and 2018, investments in the Company’s Trust Account consisted of $1,187,964 and $31,335 in United States Money Market funds and $117,857,363 and $114,848,797 in U.S. Treasury Securities, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2019 and 2018 are as follows:

	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2019
U.S. Money Market	$1,187,964	$—	$1,187,964
U.S. Treasury Securities	117,857,363	41,157	117,898,520
	$119,045,327	$41,157	$119,086,484

December 31, 2018
U.S. Money Market	$31,335	$—	$31,335
U.S. Treasury Securities	114,848,797	444,119	115,292,916
	$114,880,132	$444,119	$115,324,251

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

Note 9 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of December 31, 2019 and 2018, the Company had issued an aggregate of 4,212,191 and 4,086,448 ordinary shares, excluding 10,477,559 and 10,603,302 shares of ordinary shares subject to possible redemption, respectively.

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

ALBERTON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The rights included in the Private Units sold in the private placement are identical to the rights included in the Units sold in the Initial Public Offering, except that, among others, the rights including the shares issuable upon exchange of such rights, are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act. Please refer to Note 4 Private Placement for more details.

Note 10 — Reconciliation of Adjusted Net (Loss) Income per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is:

	Year Ended December 31, 2019	For the Period From February 16, 2018 (Inception) Through December 31, 2018

Net income	$2,090,361	$341,708
Less: income attributable to ordinary shares subject to redemption (1)	(2,345,916)	(320,644)
Adjusted net (loss) income	$(255,555)	$21,064

Basic and diluted weighted average shares outstanding (2)	4,097,705	1,117,863
Basic and diluted adjusted net (loss) income per ordinary share	$(0.06)	$0.02

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.
(2)	Excludes an aggregate of up to 10,477,559 and 10,603,302 shares subject to possible redemption at December 31, 2019 and 2018, respectively. An aggregate of 3,002 shares of ordinary share were cancelled after partial exercise of the over-allotment option by the underwriters at December 31, 2018.

Note 11 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.