Form 10-Q
period 2020-03-31
Alberton Acquisition Corp
filed 2020-05-11
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 11, 2020, there were 14,689,750 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Cash	$11,178	$477,154
Prepaid assets	48,625	8,333
Total Current Assets	59,803	485,487

Cash and investments held in Trust Account	120,728,495	119,045,327
Total assets	$120,788,298	$119,530,814

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$105,043	$13,699
Promissory note	1,648,800	1,648,800
Promissory note - related party	1,080,000	300,000
Total current liabilities	2,833,843	1,962,499

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	6,854,640	5,983,296

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,364,762 and 10,477,559 shares at March 31, 2020 and December 31, 2019 (at conversion value of $10.51 and $10.36 per share), respectively	108,933,649	108,547,510

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, no par value; 300,000,000 shares authorized; 4,324,988 and 4,212,191 shares (excluding 10,364,762 and 10,477,559 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	2,181,800	2,567,939
Retained earnings	2,818,209	2,432,069
Total shareholders’ equity	5,000,009	5,000,008

Total Liabilities and Shareholders’ Equity	$120,788,298	$119,530,814

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Operating costs	$149,055	$153,741
Loss from operations	(149,055)	(153,741)

Other income
Interest income – bank	827	143
Interest income	534,368	688,610
Total other income	535,195	688,753

Net income	$386,140	$535,012
Less: income attributable to ordinary shares subject to possible redemption	(482,107)	(634,967)
Adjusted net loss	$(95,967)	$(99,955)

Basic and diluted weighted average shares outstanding (1)	4,212,191	4,086,448

Basic and diluted adjusted net loss per ordinary share	$(0.02)	$(0.02)

(1)	Excludes an aggregate of up to 10,364,762 and 10,593,284 ordinary shares subject to possible redemption at March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2019

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2019	4,086,448	$4,658,296	$341,708	$5,000,004

Change in ordinary shares subject to possible redemption	10,018	(535,015)	—	(535,015)

Net income	—	—	535,012	535,012

Balance – March 31, 2019 (unaudited)	4,096,466	$4,123,281	$876,720	$5,000,001

THREE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2020	4,212,191	$2,567,939	$2,432,069	$5,000,008

Change in ordinary shares subject to possible redemption	112,797	(386,139)	—	(386,139)

Net income	—	—	386,140	386,140

Balance – March 31, 2020 (unaudited)	4,324,988	$2,181,800	$2,818,209	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income	$386,140	$535,012
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(534,368)	(688,610)
Changes in current assets and current liabilities:
Prepaid assets	(40,292)	6,347
Accounts payable and accrued expense	91,344	(6,020)
Due to related parties	—	(2,379)
Net cash used in operating activities	(97,176)	(155,650)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(1,148,800)	—
Net cash used in investing activities	(1,148,800)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	—
Net cash provided by financing activities	780,000	—

Net Decrease in Cash	(465,976)	(155,650)
Cash – Beginning of the period	477,154	452,409
Cash – Ending of period	11,178	296,759

Supplemental Disclosure of Non-Cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$386,139	$535,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Hong Ye Hong Kong Shareholding Co., Limited (the “Sponsor”), generating gross proceeds of $3,000,000, which is described in Note 4.

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

On April 23, 2020, the Company filed an amendment to its Articles of Association with the Registrar of the British Virgin Islands to extend the time that it needs to complete an initial Business Combination from April 27, 2020 to October 26, 2020 or such an earlier date as determined by its board of directors (the “Extension”). In connection with the Extension, shareholders holding 10,073,512 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, an aggregate of $105,879,118 (or $10.51 per share) was removed from the Trust Account to pay such shareholders.

The funds in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by April 27, 2020 (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek all vendors, service providers, prospective target businesses or other entities it engages, to execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Liquidation

The Company initially had until October 26, 2019 to consummate a Business Combination, however, if the Company anticipated that it would not be able to consummate a Business Combination by such deadline, it could extend the period to consummate a Business Combination by an additional six months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate the Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the Trust Account $1,148,799 on or prior to the date of such applicable deadline.

On October 18, 2019, the Company deposited $1,148,799 into its Trust Account (the “Extension Funds”) to extend the period to consummate a Business Combination until January 24, 2020. The Extension Funds were proceeds of a note in the principal amount of $1,148,800 (the “GN Note 1”) the Company issued to Global Nature Investment Holdings Limited (“Global Nature”), a company incorporated under the laws of the Cayman Islands, its registered assignees or successor in interest (the “Payee”). The GN Note 1 was issued in connection with a non-binding letter of intent entered into by and between Alberton and Global Nature on September 13, 2019, to consummate a potential Business Combination with Global Nature (the “GN LOI”) (see Note 6).

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

On April 23, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the Extension from April 27, 2020 to October 26, 2020 (the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,073,512 of the Company’s ordinary shares. As a result, an aggregate of $105,879,118 (or $10.51 per share) was released from the Company’s Trust Account to pay such shareholders.

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the Extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”).

The Cash Contribution is subject to the following deposit schedule (the “Deposit Schedule”): the aggregate amount of the Cash Contribution of the first two months of $120,000 will be deposited into the Trust Account within 7 business days of April 27, 2020 and the Cash Contribution for each subsequent month of $60,000 will be deposited into the Trust Account with 7 business days of 27th day of such month. The Company intends to deposit the proceeds of AMC Note (defined below) into the Trust Account as the Cash Contribution pursuant to the Deposit Schedule. In connection with the extension, on May 5, 2020, the Company deposited an aggregate of $120,000 into the Trust account to fund the first two months’ extension. On the same day, the Company entered into an amendment to the trust agreement with the trust agent to extend the final liquidation date of the Trust Account to the 24-month anniversary of the closing of its Initial Public Offering.

Any additional loans that may be made to the Company to fund the Contribution, will not bear interest and will be repayable by the Company upon consummation of a Business Combination. The Company’s officers, directors or affiliates will have the sole discretion whether to continue extending additional loans for additional calendar months until the Extended Date and if the officers, directors or affiliates determine not to continue extending additional loans for additional calendar months, their obligation to extend additional loans following such determination will terminate.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 26, 2020.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Investments Held in Trust Account

At March 31, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Adjusted Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Adjusted net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income (loss) of the Company. As a result, diluted adjusted net loss per ordinary share is the same as basic adjusted net loss per ordinary share for the periods presented.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note, a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of March 31, 2020 and December 31, 2019, there was $300,000 outstanding under the promissory note.

On January 24, 2020, the Sponsor loaned the Company $780,000 under a promissory note (the “Sponsor Note”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. The Sponsor Note may also be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2020, there was $780,000 outstanding under the Sponsor Note.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the three months ended March 31, 2020 and 2019, the Company incurred administrative fees of $3,000, of which such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2020.

Other than the $1,000 per month administrative fee, the $290,000 payment to White and Williams LLP (an affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to the initial Business Combination and the $300,000 of non-interest bearing loans described above, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combination s as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

Note 6 — Promissory Note

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of March 31, 2020 and December 31, 2019, there was $1,148,800 outstanding under the GN Note 1.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of March 31, 2020 and December 31, 2019, there was $500,000 outstanding under the GN Note 2.

On April 17, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “AMC Note”) to Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd. (“AMC Sino”), a PRC company based in Qingdao, China, its registered assignees or successor in interest (the “AMC Payee”). The AMC Note was issued in connection with a non-binding letter of intent entered (“AMC LOI”) into by and between the Company and Zhongxin AmcAsset Limited (“AmcAsset”), a holding company incorporated in the British Virgin Islands, to consummate a potential business combination with AmcAsset. AmcAsset is a transnational distressed asset management company with foothold in the U.S. and China, and undergoing global expansion. AmcAsset holds 100% equity interest of Quest Mark Capital Inc., a California corporation located in Los Angeles, and Qingdao Zhongbiao Distressed Asset Management Co., Ltd (“Zhongbiao”), to which AMC Sino is related. The principal of the AMC Note of $500,000 will be paid in installments according to the needs of the Company, with the first payment of no less than $100,000 to be made within one business day after execution of the AMC Note. The AMC Note is non-interest bearing and is payable on the date on which the Company consummates its initial business combination with AMC Payee or another qualified target company, subject to certain mandatory repayment arrangement set forth in the AMC Note. The principal balance may be prepaid at any time without penalty. On May 5, 2020, the Company received first installment of $100,000 under the AMC Note.

Notwithstanding the issuance of the GN Note 1, GN Note 2, AMC Note and the non-binding GN LOI and AMC LOI, the Company has not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities.

Note 7 — Cash and Investments Held in Trust Account

As of March 31, 2020, assets held in the Trust Account were comprised of $120,728,495 in money market funds which are invested in U.S. Treasury Securities. As of December 31, 2019, investments in the Company’s Trust Account consisted of $1,187,964 in United States Money Market funds and $117,857,363 in U.S. Treasury Securities, respectively.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$120,728,495

The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2019 are as follows:

	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2019
U.S. Money Market	$1,187,964	$—	$1,187,964
U.S. Treasury Securities	117,857,363	41,157	117,898,520
	$119,045,327	$41,157	$119,086,484

Note 8 — Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on October 23, 2018, the holders of the founder shares, Private Units (and underlying securities) and units that may be issued in payment of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of a majority-in-interest of these securities are entitled to make up to two demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 9 — Deferred Underwriter Compensation

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

Note 10 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of March 31, 2020 and December 31, 2019, the Company had issued an aggregate of 4,324,988 and 4,212,191 ordinary shares, excluding 10,364,762 and 10,477,559 shares of ordinary shares subject to possible redemption, respectively.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

Note 11 — Reconciliation of Adjusted Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Three Months Ended March 31,
	2020	2019

Net income	$386,140	$535,012
Less: income attributable to ordinary shares subject to redemption (1)	(482,107)	(634,967)
Adjusted net loss	$(95,967)	$(99,955)

Basic and diluted weighted average shares outstanding (2)	4,212,191	4,086,448
Basic and diluted adjusted net loss per ordinary share	$(0.02)	$(0.02)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in the Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination and at April 24, 2020.
(2)	Excludes an aggregate of up to 10,364,762 and 10,477,559 shares subject to possible redemption at March 31, 2020 and 2019, respectively.

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Recent Developments

We initially had until October 25, 2019 to consummate a Business Combination. However, as we anticipated that we may not be able to consummate a Business Combination by October 25, 2019, we extended the period of time to consummate a Business Combination until October 26, 2020 or such an earlier date as determined by our board.

On September 18, 2019, we issued an unsecured promissory note in the amount of $1,148,800 (the “GN Note 1”) to Global Nature Investment Holdings Limited (“Global Nature”) to fund a three-month extension payment and, accordingly, $1,148,799 was deposited into the Trust Account. GN Note 1 was issued in connection with a non-binding letter of intent entered into by and between Global Nature and us on September 13, 2019, to consummate a potential Business Combination with Global Nature (the “GN LOI”).

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

On March 30, 2020, Mr. Ben (Bin) Wang, resigned from his positions as Chairman and member of the board and the Chief Executive Officer of the Company. On the same day, the board accepted Mr. Wang’s resignation, effective immediately. Upon Mr. Wang’s resignation, on March 30, 2020, the Board appointed Ms. Guan Wang, the treasurer and one of the directors of the Company, as the Chairwoman of the Board and the Chief Executive Officer of the Company to fill the vacancy, effective immediately.

On April 17, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “AMC Note”) to AMC Sino, a PRC company based in Qingdao, China, its registered assignees or successor in interest (the “AMC Payee”). The AMC Note was issued in connection with a non-binding letter of intent (“AMC LOI”) entered into by and between the Company and Zhongxin AmcAsset Limited (“AmcAsset”), a holding company incorporated in the British Virgin Islands, to consummate a potential business combination with AmcAsset. AmcAsset is a transnational distressed asset management company with foothold in the U.S. and China, and undergoing global expansion. AmcAsset holds 100% equity interest of Quest Mark Capital Inc., a California corporation located in Los Angeles, and Qingdao Zhongbiao Distressed Asset Management Co., Ltd (“Zhongbiao”), to which AMC Sino is related. The principal of the AMC Note of $500,000 will be paid in installments according to the needs of the Company, with the first payment of no less than $100,000 to be made within one business day after execution of the AMC Note. The AMC Note is non-interest bearing and is payable on the date on which the Company consummates its initial business combination with AMC Payee or another qualified target company, subject to certain mandatory repayment arrangement set forth in the AMC Note. The principal balance may be prepaid at any time without penalty. On May 5, 2020, the Company received first installment of $100,000 under the AMC Note.

On April 23, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the Extension from April 27, 2020 to October 26, 2020 (the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,073,512 of the Company’s ordinary shares. As a result, an aggregate of $105,879,118 (or $10.51 per share) was released from the Company’s Trust Account to pay such shareholders.

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”).

The Cash Contribution is subject to the following deposit schedule (the “Deposit Schedule”): the aggregate amount of the Cash Contribution of first two months of $120,000 will be deposited into the Trust Account within 7 business days of April 27, 2020 and the Cash Contribution of each subsequent month of $60,000 will be deposited into the Trust Account with 7 business days of 27th day of such month. The Company intends to deposit the proceeds of AMC Note into the Trust Account as the Cash Contribution pursuant to the Deposit Schedule. On May 5, 2020, the Company deposited an aggregate of $120,000 into the Trust account to fund the first two months’ extension. On the same day, the Company entered into an amendment to the trust agreement to extend the final liquidation date of the trust account to the 24-month anniversary of the closing of its Initial Public Offering, a copy of which is enclosed hereto as Exhibit 10.1 to this report and incorporated herein by reference.

Any additional loans that may be made to the Company to fund the Contribution, will not bear interest and will be repayable by the Company upon consummation of a Business Combination. The Company’s officers, directors or affiliates will have the sole discretion whether to continue extending additional loans for additional calendar months until the Extended Date and if the officers, directors or affiliates determine not to continue extending additional loans for additional calendar months, their obligation to extend additional loans following such determination will terminate.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. Our board has decided to seek shareholders’ approval to amend our current charter to extend the time we need to consummate an initial Business Combination after October 26, 2020 and provide public shareholder the opportunity to redeem their Public Shares in connection with such amendment and extension.

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

For the three months ended March 31, 2020, we had net income of $386,140, consisting of $534,368 of interest income from investments in our Trust Account and $827 of interest income from deposits in our corporate bank account, offset by $149,055 of operating costs, consisting mostly of general and administrative expenses.

For the three months ended March 31, 2019, we had net income of $535,012, consisting of $688,610 of interest income from investments in our Trust Account and $143 of interest income from deposits in our corporate bank account, offset by $153,741 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2020, cash used in operating activities was $97,176. As of March 31, 2020, we had cash outside the Trust Account of $11,178 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 26, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Critical Accounting Policies

The preparation of the condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Amendment No.1 to the Investment Management Trust Agreement dated May 5, 2020
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Date: May 11, 2020	By:	/s/ Guan Wang
Guan Wang
Chief Executive Officer (Principal executive officer)

Date: May 11, 2020	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)