Form 10-Q
period 2020-06-30
Alberton Acquisition Corp
filed 2020-08-10
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 10, 2020, there were 4,616,238 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash	$9,289	$477,154
Prepaid assets	36,010	8,333
Total Current Assets	45,299	485,487

Cash and investments held in Trust Account	14,993,648	119,045,327
Total assets	$15,038,947	$119,530,814

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$156,574	$13,699
Due to related party	100,005	—
Promissory note	1,748,800	1,648,800
Promissory note - related party	1,080,000	300,000
Total current liabilities	3,085,379	1,962,499

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	7,106,176	5,983,296

Commitments and Contingencies

Ordinary shares subject to possible redemption, 276,676 and 10,477,559 shares at June 30, 2020 and December 31, 2019 (at conversion value of $10.60 and $10.36 per share), respectively	2,932,762	108,547,510

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, no par value; 300,000,000 shares authorized; 4,339,562 and 4,212,191 shares (excluding 276,676 and 10,477,559 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	2,303,569	2,567,939
Retained earnings	2,696,440	2,432,069
Total shareholders’ equity	5,000,009	5,000,008

Total Liabilities and Shareholders’ Equity	$15,038,947	$119,530,814

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$146,045	$137,145	$295,100	$290,886
Loss from operations	(146,045)	(137,145)	(295,100)	(290,886)

Other income
Interest income – bank	5	309	832	452
Interest income	24,271	694,051	558,639	1,382,661
Total other income	24,276	694,360	559,471	1,383,113

Net (loss) income	$(121,769)	$557,215	$264,371	$1,092,227
Less: income attributable to ordinary shares subject to possible redemption	(4,747)	(639,499)	(109,270)	(1,273,984)
Adjusted net (loss) income	$(126,516)	$(82,284)	$155,101	$(181,757)

Basic and diluted weighted average shares outstanding (1)	4,324,988	4,104,181	4,268,590	4,091,485

Basic and diluted adjusted net (loss) income per ordinary share	$(0.03)	$(0.02)	$0.04	$(0.04)

(1)	Excludes an aggregate of up to 276,676 and 10,585,569 ordinary shares subject to possible redemption at June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

 THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2020	4,212,191	$2,567,939	$2,432,069	$5,000,008

Change in ordinary shares subject to possible redemption	112,797	(386,139)	—	(386,139)

Net income	—	—	386,140	386,140

Balance – March 31, 2020	4,324,988	2,181,800	2,818,209	5,000,009

Change in ordinary shares subject to possible redemption	14,574	121,769	—	121,769

Net loss	—	—	(121,769)	(121,769)

Balance – June 30, 2020	4,339,562	$2,303,569	$2,696,440	$5,000,009

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2019	4,086,448	$4,658,296	$341,708	$5,000,004

Change in ordinary shares subject to possible redemption	10,018	(535,015)	—	(535,015)

Net income	—	—	535,012	535,012

Balance – March 31, 2019	4,096,466	4,123,281	876,720	5,000,001

Change in ordinary shares subject to possible redemption	7,715	(557,213)	—	(557,213)

Net income	—	—	557,215	557,215

Balance – June 30, 2019	4,104,181	$3,566,068	$1,433,935	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$264,371	$1,092,227
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(558,639)	(1,382,661)
Changes in current assets and current liabilities:
Prepaid assets	(27,677)	12,111
Accounts payable and accrued expenses	142,875	(5,817)
Due to related party	100,005	(2,379)
Net cash used in operating activities	(79,065)	(286,519)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(1,268,800)	—
Cash withdrawn from Trust Account to pay redeeming stockholders	105,879,118	—
Net cash provided by investing activities	104,610,318	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	—
Proceeds from promissory note	100,000	—
Redemption of ordinary shares	(105,879,118)	—
Net cash used in financing activities	(104,999,118)	—

Net Decrease in Cash	(467,865)	(286,519)
Cash – Beginning of the period	477,154	452,409
Cash – Ending of period	9,289	165,890

Supplemental Disclosure of Non-Cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$264,370	$1,092,228

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the Extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”). On May 5, 2020, the Company deposited an aggregate of $120,000 into the Trust account to fund the first two months’ extension. The Extension was partially funded from a $20,000 advance provided by the Sponsor and $100,000 from the AMC Note (defined below). As of today, the Company deposited an additional $60,000 into the Trust Account to fund the next extension payment. On April 23, 2020, the Company entered into an amendment to the trust agreement with the trust agent to extend the final liquidation date of the Trust Account to the 24-month anniversary of the closing of its Initial Public Offering, which is October 26, 2020.

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

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Investments Held in Trust Account

At June 30, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Adjusted Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Adjusted net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net (loss) income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income (loss) of the Company. As a result, diluted adjusted net (loss) income per ordinary share is the same as basic adjusted net (loss) income per ordinary share for the periods presented.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

JUNE 30, 2020

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

During the quarter ended June 30, 2020, the Company received an aggregate of $100,005 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $20,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At June 30, 2020, advances of $100,005 were outstanding.

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note, a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of June 30, 2020 and December 31, 2019, there was $300,000 outstanding under the promissory note.

On January 24, 2020, the Sponsor loaned the Company $780,000 under a promissory note (the “Sponsor Note”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. The Sponsor Note may also be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2020, there was $780,000 outstanding under the Sponsor Note.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the three months ended June 30, 2020 and 2019, the Company incurred $3,000 of administrative fees. For each of the six months ended June 30, 2020 and 2019, the Company incurred $6,000 of administrative fees. At June 30, 2020, $6,000 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Other than the $1,000 per month administrative fee, the $290,000 payment to White and Williams LLP (an affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to the initial Business Combination and the $300,000 of non-interest bearing loans described above, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combination as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 6 — Promissory Note

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of June 30, 2020 and December 31, 2019, there was $1,148,800 outstanding under the GN Note 1.

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

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of June 30, 2020 and December 31, 2019, there was $500,000 outstanding under the GN Note 2.

On April 17, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “AMC Note”) to Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd. (“AMC Sino”), a PRC company based in Qingdao, China, its registered assignees or successor in interest (the “AMC Payee”). The AMC Note was issued in connection with a non-binding letter of intent entered (“AMC LOI”) into by and between the Company and Zhongxin AmcAsset Limited (“AmcAsset”), a holding company incorporated in the British Virgin Islands, to consummate a potential business combination with AmcAsset. AmcAsset is a transnational distressed asset management company with foothold in the U.S. and China, and undergoing global expansion. AmcAsset holds 100% equity interest of Quest Mark Capital Inc., a California corporation located in Los Angeles, and Qingdao Zhongbiao Distressed Asset Management Co., Ltd (“Zhongbiao”), to which AMC Sino is related. The principal of the AMC Note of $500,000 will be paid in installments according to the needs of the Company. The AMC Note is non-interest bearing and is payable on the date on which the Company consummates its initial business combination with AMC Payee or another qualified target company, subject to certain mandatory repayment arrangement set forth in the AMC Note. The principal balance may be prepaid at any time without penalty. On May 5, 2020, the Company received first installment of $100,000 under the AMC Note.

Notwithstanding the issuance of the GN Note 1, GN Note 2, AMC Note and the non-binding GN LOI and AMC LOI which have expired or been terminated under their respective terms, the Company has not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 7 — Cash and Investments Held in Trust Account

As of June 30, 2020, assets held in the Trust Account were comprised of $14,993,648 in money market funds which are invested in U.S. Treasury Securities. As of December 31, 2019, investments in the Company’s Trust Account consisted of $1,187,964 in United States Money Market funds and $117,857,363 in U.S. Treasury Securities, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$14,993,648

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

Note 8 — Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 10 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of June 30, 2020 and December 31, 2019, the Company had issued an aggregate of 4,339,562 and 4,212,191 ordinary shares, excluding 276,676 and 10,477,559 shares of ordinary shares subject to possible redemption, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

Note 11 — Reconciliation of Adjusted Net (Loss) Income per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net (loss) income per ordinary share is as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(121,769)	$557,215	$264,371	$1,092,227
Less: income attributable to ordinary shares subject to redemption (1)	(4,747)	(639,499)	(109,270)	(1,273,984)
Adjusted net (loss) income	$(126,516)	$(82,284)	$155,101	$(181,757)

Basic and diluted weighted average shares outstanding (2)	4,324,988	4,104,181	4,268,590	4,091,485
Basic and diluted adjusted net (loss) income per ordinary share	$(0.03)	$(0.02)	$0.04	$(0.04)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in the Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination and at October 26, 2020.
(2)	Excludes an aggregate of up to 276,676 and 10,585,569 shares subject to possible redemption at June 30, 2020 and 2019, respectively.

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On April 17, 2020, we issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “AMC Note”) to AMC Sino, a PRC company based in Qingdao, China, its registered assignees or successor in interest (the “AMC Payee”). The AMC Note was issued in connection with a non-binding letter of intent (“AMC LOI”) entered into by and between the Company and Zhongxin AmcAsset Limited (“AmcAsset”), a holding company incorporated in the British Virgin Islands, to consummate a potential business combination with AmcAsset. AmcAsset is a transnational distressed asset management company with foothold in the U.S. and China, and undergoing global expansion. AmcAsset holds 100% equity interest of Quest Mark Capital Inc., a California corporation located in Los Angeles, and Qingdao Zhongbiao Distressed Asset Management Co., Ltd (“Zhongbiao”), to which AMC Sino is related. The principal of the AMC Note of $500,000 will be paid in installments according to the our needs. The AMC Note is non-interest bearing and is payable on the date on which we consummate our initial business combination with AMC Payee or another qualified target company, subject to certain mandatory repayment arrangement set forth in the AMC Note. The principal balance may be prepaid at any time without penalty. On May 5, 2020, we received first installment of $100,000 under the AMC Note. On June 30, 2020, the exclusivity period under the AMC LOI expired.

On April 23, 2020, we held a special meeting pursuant to which our shareholders approved extending the Extension from April 27, 2020 to October 26, 2020 (the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,073,512 of our ordinary shares. As a result, an aggregate of $105,879,118 (or $10.51 per share) was released from our Trust Account to pay such shareholders.

We agreed to contribute, or cause to be contributed on our behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, we will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in our Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”).

The Cash Contribution is subject to the following deposit schedule (the “Deposit Schedule”): the aggregate amount of the Cash Contribution of first two months of $120,000 will be deposited into the Trust Account within 7 business days of April 27, 2020 and the Cash Contribution of each subsequent month of $60,000 will be deposited into the Trust Account with 7 business days of 27th day of such month. We deposited the proceeds of AMC Note into the Trust Account as the Cash Contribution pursuant to the Deposit Schedule. On May 5, 2020, we deposited an aggregate of $120,000 into the Trust account to fund the first two months’ extension. The Extension was partially funded from a $20,000 advance provided by the Sponsor and $100,000 from the AMC Note. On the same day, we entered into an amendment to the trust agreement to extend the final liquidation date of the trust account to the 24-month anniversary of the closing of its Initial Public Offering.

Any additional loans that may be made to us to fund the Contribution, will not bear interest and will be repayable by us upon consummation of a Business Combination. Our officers, directors or affiliates will have the sole discretion whether to continue extending additional loans for additional calendar months until the Extended Date and if the officers, directors or affiliates determine not to continue extending additional loans for additional calendar months, their obligation to extend additional loans following such determination will terminate.

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

On October 11, 2019, Mr. Keqing (Kevin) Liu, our Chief Financial Officer, resigned from his position as a director of the Company in order to satisfy Nasdaq listing standards that the majority of the board of the Company be independent. On July 29, 2020, the board re-elected Mr. Liu as a member of the board, effective immediately. As a result, the board of the Company currently have two executive directors and three independent directors.

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

For the three months ended June 30, 2020, we had a net loss of $121,769, consisting of $146,045 of operating costs, consisting mostly of general and administrative expenses, offset by $24,271 of interest income from investments in our Trust Account and $5 of interest income from deposits in our corporate bank account.

For the six months ended June 30, 2020, we had net income of $264,371, consisting of $558,639 of interest income from investments in our Trust Account and $832 of interest income from deposits in our corporate bank account, offset by $295,100 of operating costs, consisting mostly of general and administrative expenses.

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

Liquidity and Capital Resources

For the six months ended June 30, 2020, cash used in operating activities was $79,065. As of June 30, 2020, we had cash outside the Trust Account of $9,289 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ALBERTON ACQUISITION CORPORATION

Date: August 10, 2020	By:	/s/ Guan Wang
Guan Wang
Chief Executive Officer (Principal executive officer)

Date: August 10, 2020	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)