Form 10-Q
period 2020-09-30
Alberton Acquisition Corp
filed 2020-11-09
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 9, 2020, there were 4,616,238 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

 FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash	$1,595	$477,154
Prepaid assets	19,385	8,333
Total Current Assets	20,980	485,487

Cash and investments held in Trust Account	15,174,028	119,045,327
Total assets	$15,195,008	$119,530,814

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$187,604	$13,699
Due to related party	205,000	—
Promissory notes	1,868,800	1,648,800
Promissory note - related party	1,080,000	300,000
Total current liabilities	3,341,404	1,962,499

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	7,362,201	5,983,296

Commitments and Contingencies

Ordinary shares subject to possible redemption, 264,008 and 10,477,559 shares at September 30, 2020 and December 31, 2019 (at conversion value of $10.73 and $10.36 per share), respectively	2,832,801	108,547,510

Shareholders’ Equity:
Preferred shares, no par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, no par value; 300,000,000 shares authorized; 4,352,230 and 4,212,191 shares (excluding 264,008 and 10,477,559 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	2,403,530	2,567,939
Retained earnings	2,596,476	2,432,069
Total shareholders’ equity	5,000,006	5,000,008

Total Liabilities and Shareholders’ Equity	$15,195,008	$119,530,814

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$100,347	$80,795	$395,447	$371,681
Loss from operations	(100,347)	(80,795)	(395,447)	(371,681)

Other income
Interest income – bank	3	146	835	598
Interest income	380	617,233	559,019	1,999,894
Total other income	383	617,379	559,854	2,000,492

Net (loss) income	$(99,964)	$536,584	$164,407	$1,628,811
Less: income attributable to ordinary shares subject to possible redemption	(71)	(568,780)	(104,313)	(1,842,902)
Adjusted net (loss) income	$(100,035)	$(32,196)	$60,094	$(214,091)

Basic and diluted weighted average shares outstanding (1)	4,339,562	4,104,181	4,292,420	4,095,763

Basic and diluted adjusted net (loss) income per ordinary share	$(0.02)	$(0.01)	$0.01	$(0.05)

(1)	Excludes an aggregate of up to 264,008 and 10,586,284 ordinary shares subject to possible redemption at September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2020	4,212,191	$2,567,939	$2,432,069	$5,000,008

Change in ordinary shares subject to possible redemption	112,797	(386,139)	—	(386,139)

Net income	—	—	386,140	386,140
Balance – March 31, 2020	4,324,988	2,181,800	2,818,209	5,000,009

Change in ordinary shares subject to possible redemption	14,574	121,769	—	121,769

Net loss	—	—	(121,769)	(121,769)
Balance – June 30, 2020	4,339,562	2,303,569	2,696,440	5,000,009

Change in ordinary shares subject to possible redemption	12,668	99,961	—	99,961

Net loss	—	—	(99,964)	(99,964)
Balance – September 30, 2020	4,352,230	$2,403,530	$2,596,476	$5,000,006

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity

Balance – January 1, 2019	4,086,448	$4,658,296	$341,708	$5,000,004

Change in ordinary shares subject to possible redemption	10,018	(535,015)	—	(535,015)

Net income	—	—	535,012	535,012
Balance – March 31, 2019	4,096,466	4,123,281	876,720	5,000,001

Change in ordinary shares subject to possible redemption	7,715	(557,213)	—	(557,213)

Net income	—	—	557,215	557,215
Balance – June 30, 2019	4,104,181	3,566,068	1,433,935	5,000,003

Change in ordinary shares subject to possible redemption	(715)	(536,579)	—	(536,579)

Net income	—	—	536,584	536,584

Balance – September 30, 2019	4,103,466	$3,029,489	$1,970,519	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$164,407	$1,628,811
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(559,019)	(1,999,894)
Changes in current assets and current liabilities:
Prepaid assets	(11,052)	13,762
Accounts payable and accrued expenses	173,905	(4,414)
Due to related party	205,000	(2,379)
Net cash used in operating activities	(26,759)	(364,114)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(1,448,800)	—
Cash withdrawn from Trust Account to pay redeeming stockholders	105,879,118	—
Net cash provided by investing activities	104,430,318	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	—
Proceeds from promissory notes	220,000	1,148,000
Redemption of ordinary shares	(105,879,118)	—
Net cash (used in) provided by financing activities	(104,879,118)	1,148,000

Net Increased (Decrease) in Cash	(475,559)	784,686
Cash – Beginning of the period	477,154	452,409
Cash – Ending of period	$1,595	$1,237,095

Supplemental Disclosure of Non-Cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$164,409	$1,628,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Alberton Acquisition Corporation (the “Company”) is a blank check company incorporated on February 16, 2018, under the laws of British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to an industry or geographic location.

As of September 30, 2020, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

The Company has one subsidiary, Alberton Merger Subsidiary Inc., a wholly owned subsidiary of the Company incorporated in Nevada on October 16, 2020 (“Merger Sub”).

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

On October 26, 2020, the Company filed an amendment to its Articles of Association with the Registrar of the British Virgin Islands to extend the time that it needs to complete an initial Business Combination from October 26, 2020 to April 26, 2021 or such an earlier date as determined by its board of directors (the “Second Extension”). In connection with the Second Extension, shareholders holding 1,000 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, an aggregate of $10,770 (or $10.77013 per share) was removed from the Trust Account to pay such shareholders.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

On April 23, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the Extension from April 27, 2020 to October 26, 2020 (the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,073,512 of the Company’s ordinary shares. As a result, an aggregate of $105,879,118 (or $10.51 per share) was released from the Company’s Trust Account to pay such shareholders. On the same day, in connection with the Extension, the Company filed with the Registrar of the British Virgin Islands an amendment to Regulation 47 of its Articles of Association., and entered into an amendment to the trust agreement with the trust agent to extend the final liquidation date of the Trust Account to the 24-month anniversary of the closing of its Initial Public Offering, which is October 26, 2020.

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the Extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”). Through September 30, 2020, the Company deposited an aggregate of $300,000 into the Trust Account to fund the Extension. The Extension was partially funded from an $80,000 advance provided by the Sponsor (see Note 5), $100,000 from the AMC Note (defined below) and $120,000 from the SolarMax Notes (see Note 6).

On October 26, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the Extended Date from October 26, 2020 to April 26, 2021 or such earlier date as determined by the Board was voted on and approved (the “Second Extended Date”). In connection with the approval of the extension (the “Second Extension”), shareholders elected to redeem an aggregate of 1,000 of the Company’s ordinary shares. As a result, an aggregate of $10,770 (or $10.77013 per share) was released from the Company’s Trust Account to pay such shareholders. On the same day, in connection with the Second Extension, the Company filed with the Registrar of the British Virgin Islands another amendment to Regulation 47 of its Articles of Association and entered into another amendment to the trust agreement with the trust agent to extend the final liquidation date of the Trust Account to the 30-month anniversary of the closing of its Initial Public Offering, which is April 26, 2021.

The Company agreed to contribute, or cause to be contributed on its behalf (the “Second Cash Contribution”), $0.05 per share for the aggregate number of Public Shares that did not convert in connection with the Second Extension (the “Remaining Public Shares Post Second Extension”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on October 26, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Second Extension). The Second Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption.

Any additional loans that may be made to the Company to fund the Contribution will not bear interest and will be repayable by the Company upon consummation of a Business Combination. The Company’s officers, directors or affiliates will have the sole discretion whether to continue extending additional loans for additional calendar months until the Extended Date and if the officers, directors or affiliates determine not to continue extending additional loans for additional calendar months, their obligation to extend additional loans following such determination will terminate.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NASDAQ Delisting Notifications and Grant of an Extension of Compliance

On September 1, 2020, the Company received a notice from the Nasdaq indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Company had until October 15, 2020 to provide Nasdaq with a plan to regain compliance with the Minimum Public Holders Rule. The notice is a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company's securities on Nasdaq.

The Company submitted its plan of compliance on October 16, 2020. On October 29, 2020, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq stating that the Nasdaq Staff had determined to grant the Company an extension of time through March 1, 2021 to regain compliance with Minimum Public Holders Rule.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 26, 2021.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Investments Held in Trust Account

At September 30, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

Adjusted Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Adjusted net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net (loss) income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income (loss) of the Company. As a result, diluted adjusted net (loss) income per ordinary share is the same as basic adjusted net (loss) income per ordinary share for the periods presented.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

During the nine months ended September 30, 2020, the Company received an aggregate of $205,000 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $80,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At September 30, 2020, advances of $205,000 were outstanding.

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note, a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of September 30, 2020 and December 31, 2019, there was $300,000 outstanding under the promissory note.

On January 24, 2020, the Sponsor loaned the Company $780,000 under a promissory note (the “Sponsor Note”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. The Sponsor Note may also be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2020, there was $780,000 outstanding under the Sponsor Note.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the three months ended September 30, 2020 and 2019, the Company incurred $3,000 of administrative fees. For each of the nine months ended September 30, 2020 and 2019, the Company incurred $9,000 of administrative fees. At September 30, 2020, $3,000 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 6 — Promissory Notes

Promissory notes are comprised of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
GN Note 1	$1,148,800	$1,148,800
GN Note 2	500,000	500,000
AMC Note	100,000	—
SolarMax Notes	120,000	—
Total	$1,868,800	$1,648,800

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of September 30, 2020 and December 31, 2019, there was $1,148,800 outstanding under the GN Note 1.

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

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of September 30, 2020 and December 31, 2019, there was $500,000 outstanding under the GN Note 2.

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

In September 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $120,000 to SolarMax (the “SolarMax Notes”). The SolarMax Notes are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At September 30, 2020, there was $120,000 outstanding under the SolarMax Notes (see Note 12).

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 7 — Cash and Investments Held in Trust Account

As of September 30, 2020, assets held in the Trust Account were comprised of $15,174,028 in money market funds which are invested in U.S. Treasury Securities. As of December 31, 2019, investments in the Company’s Trust Account consisted of $1,187,964 in United States Money Market funds and $117,857,363 in U.S. Treasury Securities, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$15,174,028

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

Note 8 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 10 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of September 30, 2020 and December 31, 2019, the Company had issued an aggregate of 4,352,230 and 4,212,191 ordinary shares, excluding 264,008 and 10,477,559 shares of ordinary shares subject to possible redemption, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

Note 11 — Reconciliation of Adjusted Net (Loss) Income per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income or loss that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net (loss) income per ordinary share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(99,964)	$536,584	$164,407	$1,628,811
Less: income attributable to ordinary shares subject to redemption (1)	(71)	(568,780)	(104,313)	(1,842,902)
Adjusted net (loss) income	$(100,035)	$(32,196)	$60,094	$(214,091)

Basic and diluted weighted average shares outstanding (2)	4,339,562	4,104,181	4,292,420	4,095,763
Basic and diluted adjusted net (loss) income per ordinary share	$(0.02)	$(0.01)	$0.01	$(0.05)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in the Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination and at October 26, 2020.
(2)	Excludes an aggregate of up to 264,008 and 10,586,284 shares subject to possible redemption at September 30, 2020 and 2019, respectively.

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 26, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the Extended Date from October 26, 2020 to April 26, 2021 or such earlier date as determined by the Board was voted on and approved (the “Second Extended Date”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 1,000 of the Company’s ordinary shares. As a result, an aggregate of $10,770 (or $10.77013 per share) was released from the Company’s Trust Account to pay such shareholders.

The Company agreed to contribute, or cause to be contributed on its behalf, $0.05 per share for the aggregate number of Public Shares that did not convert in connection with the Second Extension for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on October 26, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Second Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Agreement and Plan of Merger with SolarMax

On October 27, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and SolarMax Technology, Inc., a Nevada corporation (“SolarMax”).

Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Closing”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into SolarMax, with SolarMax surviving the merger and as a wholly owned subsidiary of the Company (the “Merger”) (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “SolarMax Business Combination”).

As consideration for the Merger, among other things, at the effective time of the Merger (the “Effective Time”): (i) all shares of SolarMax common stock (the “SolarMax Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding option to acquire SolarMax Stock (whether vested or unvested) shall be assumed by combined entity and automatically converted into an option to acquire shares of combined entity’s common stock, with its price and number of shares equitably adjusted based on the conversion ratio, which is the number of shares of the Company’s common stock issuable in respect of one share of SolarMax Stock (each, an “Assumed Option”) and (iii) each outstanding convertible notes of SolarMax shall become convertible into shares of the Company’s common stock determined by dividing the conversion price of such notes at the Effective Time by the applicable conversion ratio.

The Merger Agreement also provides that, immediately prior to the Closing, the Company will re-domesticate from a British Virgin Islands corporation into a Nevada corporation so as to continue as a Nevada corporation (the “Domestication”). At the Closing, the Company will change its name to “SolarMax Technology Holdings, Inc.” In connection with the Domestication, the provision in the Company’s amended and restated memorandum and articles of association which provides that the Company have net tangible assets of at least US$5,000,001 upon such consummation of the business combination is to be amended to require that the net tangible asset test be met “prior to or upon” consummation of the SolarMax Business Combination.

SolarMax shareholders as of immediately prior to the Effective Time (but excluding holders of SolarMax options) collectively will receive from the Company, in the aggregate, a number of the Company’s common stock equal to: (i) $300,000,000, divided by (ii) the Redemption Price (defined below) (such shares of the Company’s common stock is referred as the “Stockholder Merger Consideration”). The holders of SolarMax options shall receive Assumed Options to purchase the number of shares of the Company’s common stock as described above in accordance with the terms and conditions set forth in the Merger Agreement. For the purpose of the Merger Agreement, Redemption Price means a price per share equal to the price at which each share of the Company’s common stock is redeemed pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial business combination, as required by its amended and restated certificate of incorporation immediately prior to the Effective Time (the “Redemption”).

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

The Merger also calls for additional agreements, including, among others, the Lock-Up Agreements and the Voting Agreement, as described elsewhere in the current report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2020.

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

April 2020 Special Shareholder Meeting

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

The Cash Contribution is subject to the following deposit schedule (the “Deposit Schedule”): the aggregate amount of the Cash Contribution of first two months of $120,000 will be deposited into the Trust Account within 7 business days of April 27, 2020 and the Cash Contribution of each subsequent month of $60,000 will be deposited into the Trust Account with 7 business days of 27th day of such month. We deposited the proceeds of AMC Note into the Trust Account as the Cash Contribution pursuant to the Deposit Schedule. Through September 30, 2020, we deposited an aggregate of $300,000 into the trust account to fund the Extension. The Extension was partially funded from an $80,000 advance provided by the Sponsor, $100,000 from the AMC Note and $120,000 from the SolarMax Notes. On October 8, 2020, we deposited $60,000 into the Trust Account to fund the Extension, which was funded by SolarMax.

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

Agreement and Plan of Merger with SolarMax

On September 3, 2020, we entered into a certain letter of intent for the business combination with SolarMax (the “SolarMax LOI”) and formally started to discuss the related matters for the business combination.

In September 2020, we issued unsecured promissory notes in the aggregate principal amount of $120,000 to SolarMax (the “SolarMax Notes”). The SolarMax Notes are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the SolarMax LOI or (y) the Acquisition Agreement, as defined in the SolarMax LOI, are terminated for any reason. At September 30, 2020, there was $120,000 outstanding under the SolarMax Notes.

On October 27, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Alberton Merger Subsidiary Inc., a wholly owned subsidiary of the Company incorporated in Nevada on October 16, 2020 (“Merger Sub”), and SolarMax. The Merger Agreement provides for the merger of Merger Sub with and into SolarMax (the “Merger”), with SolarMax continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) all shares of SolarMax common stock (the “SolarMax Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding option to acquire SolarMax Stock (whether vested or unvested) shall be assumed by combined entity and automatically converted into an option to acquire shares of combined entity’s common stock, with its price and number of shares equitably adjusted based on the conversion ratio, which is the number of shares of Alberton common stock issuable in respect of one share of SolarMax Stock (each, an “Assumed Option”) and (iii) each outstanding convertible notes of SolarMax shall become convertible into shares of Alberton common stock determined by dividing the conversion price of such notes at the Effective Time by the applicable conversion ratio.

The Merger Agreement also provides that, immediately prior to the Closing, we will re-domesticate from a British Virgin Islands corporation into a Nevada corporation so as to continue as a Nevada corporation (the “Redomestication”). At the closing of the Merger (the “Closing”), we will change its name to “SolarMax Technology Holdings, Inc.” In connection with the Redomestication, the provision in Alberton’s amended and restated memorandum and articles of association which provides that we have net tangible assets of at least US$5,000,001 upon such consummation of the business combination is to be amended to require that the net tangible asset test be met “prior to or upon” consummation of the business combination.

Prior to the Closing, we will continue out of the British Virgin Islands and domesticate as a Nevada corporation and will no longer be considered a company incorporated in the British Virgin Islands.

As consideration for the Merger, SolarMax shareholders as of immediately prior to the Effective Time (but excluding holders of SolarMax options) collectively will receive from us, in the aggregate, a number of Alberton common stock equal to: (i) $300,000,000, divided by (ii) the Redemption Price (defined below) (such shares of Alberton common stock is referred as the “Stockholder Merger Consideration”). The holders of SolarMax options shall receive Assumed Options to purchase the number of shares of Alberton common stock as described above in accordance with the terms and conditions set forth in the Merger Agreement. For the purpose of the Merger Agreement, Redemption Price means a price per share equal to the price at which each share of Alberton common stock is redeemed pursuant to the redemption by our public stockholders in connection with our initial business combination, as required by its amended and restated certificate of incorporation immediately prior to the Effective Time (the “Redemption”).

Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver by the respective parties of a number of conditions, including the approval of the Merger Agreement and the transactions contemplated thereby by SolarMax’s and the Company’s respective stockholders. Other closing conditions include, among others: (i) the respective representations of the parties to each other being true and correct; (ii) receipt of requisite regulatory approvals; (iii) no law or order preventing or prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (iv) no pending litigation to enjoin or restrict the consummation of the Closing; (v) we having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption, consummation of the Merger and any private financings; (vi) the Redomestication, (vii) the election or appointment of members to the our board of directors as described above; (vii) the effectiveness of the Registration Statement (as defined in the Merger Agreement), and (viii) being advised by Nasdaq that upon consummation of the Merger, we shall continue to be listed and all outstanding deficiencies have been addressed to the satisfaction of Nasdaq.

The Merger also calls for additional agreements, including, among others, the Lock-Up Agreements and the Voting Agreement, as described elsewhere in the current report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2020.

NASDAQ Delisting Notifications and Grant of an Extension of Compliance

On September 1, 2020, we received a notice from the Nasdaq indicating that we were not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which required us to have at least 300 public holders for continued listing on the NASDAQ Capital Market. We had until October 15, 2020 to provide Nasdaq with a plan to regain compliance with the Minimum Public Holders Rule. The notice is a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on Nasdaq.

The Notice stated that we had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. We intended to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepted our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq did not accept our plan, we would have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

We submitted its plan of compliance on October 16, 2020 and based on the review of the materials submitted by us. On October 29, 2020, we received a notification letter from the Listing Qualifications Department of The Nasdaq stating that the Nasdaq Staff had determined to grant us an extension of time through March 1, 2021 to regain compliance with Minimum Public Holders Rule.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 19, 2020, Mr. John W. Allen resigned from his positions as an independent director and the chairman of the compensation committee of the Company and Mr. Harry Edelson resigned from his positions as an independent director and the chairman of audit committee of the Company. Their resignation did not result from a disagreement with the Company on any matter relating to our operations, policies or practices.

On October 20, 2020, the Board appointed Mr. William Walter Young as an independent director and the chairman of the compensation committee and Mr. Qing S. Huang as an independent director and the chairman of the audit committee of the Board of the Company to fill the vacancies created by Mr. Allen and Mr. Edelson, effective immediately.

As a result, the Board currently have two executive directors and three independent directors.

William Walter Young, 75, Director and Chairman of Compensation Committee. Since April 1999, Mr. Young has been the chief executive officer of JBY enterprise Inc., a company based in Los Angeles operating import and export business of large electrical equipment, mechanical equipment, aircraft parts and automobile and special vehicles. From May 1998 to September 1985, Mr. Young served as the electrical maintenance engineer and the electrical maintenance supervisor in McDonald Douglas in Shenyang, China and the Chief Electrical Maintenance Engineer of Boeing Company based in Shenyang, China. From June 1985 to January 1970, Mr. Young served as the technician, associate engineer and electrical engineer in Motorola in Oklahoma. Mr. Young received his bachelor degree in mechanics from Oklahoma Central State University in 1965 and his bachelor degree in business administration from Embry University in 1997. Mr. Young’s qualifications to serve as a director and the chairman of the compensation committee include decades of experience as a chief executive officer of a private company.

Qing S. Huang, 38, Director and Chairman of Audit Committee. Since January 2008, Mr. Huang has been serving as the principal of Boulder Accounting Service, a company based in El Monte, California, providing accounting and bookkeeping services. From November 2018 to May 2017, Mr. Huang served as vice president branch manager of CTBC Bank in Monterey Park, California, responsible for branch administration and daily operation of a full-service branch office and assistance with the retail planning department on developing new residential and commercial lending program. From May 2017 to May 2012, Mr. Huang served as the assistant vice president branch manager of East West Bank in Rancho Cucamonga, California, responsible for branch administration and daily operation and the development of new deposit and loan business by providing a superior level of customer relations. From April 2012 to December 2010, Mr. Huang served as a licensed banker in JPMorgan Chase Bank in Montebello, California, responsible for maintaining client’s relationship and cross-selling the banks financial products and services and analysis of financial information obtained from clients to determine strategies for meeting clients’ financial objectives. From November 2010 to January 2008, Mr. Huang served as a financial advisor in Ameriprise Financial in Glendale, California, responsible for providing comprehensive financial advice and services to its clients including brokerage and investment advisory. Mr. Huang currently holds several professional licenses, including Series 7 license, Series 66 license, and Chartered Financial Consultant, or ChFC®. Mr. Huang received his bachelor degree in business from University of Southern California in 2007. Mr. Huang’s qualifications to serve as a director and chairman of the audit committee include his accounting experience as well as his finance experience.

Mr. Young and Mr. Huang are the “independent directors” under the Nasdaq Listing Rules. They also meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Mr. Huang is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. Mr. Young and Mr. Huang do not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

October 2020 Special Shareholder Meeting

On October 26, 2020, we held a special meeting pursuant to which our shareholders approved extending the Extended Date from October 26, 2020 to April 26, 2021 or such earlier date as determined by the Board was voted on and approved (the “Second Extended Date”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 1,000 of our ordinary shares. As a result, an aggregate of $10,770 (or $10.77013 per share) was released from our Trust Account to pay such shareholders.

We agreed to contribute, or cause to be contributed on its behalf, $0.05 per share for the aggregate number of Public Shares that did not convert in connection with the Second Extension for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on October 26, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Second Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption.

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

For the three months ended September 30, 2020, we had a net loss of $100,035, consisting of $100,347 of operating costs, consisting mostly of general and administrative expenses, offset by $380 of interest income from investments in our Trust Account and $3 of interest income from deposits in our corporate bank account.

For the nine months ended September 30, 2020, we had net income of $60,094, consisting of $559,019 of interest income from investments in our Trust Account and $835 of interest income from deposits in our corporate bank account, offset by $395,447 of operating costs, consisting mostly of general and administrative expenses.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2020, cash used in operating activities was $26,759. As of September 30, 2020, we had cash outside the Trust Account of $1,595 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies. As provided in the Merger Agreement, we will file a proxy statement to seek shareholders’ approval to the Merger Agreement and the transactions contemplated thereunder and risk factors in connection with the Merger will be disclosed in such proxy statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 27, 2020, by and among Alberton, Merger Sub and SolarMax (incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed on October 28, 2020)
3.1*	Amended and Restated Memorandum and Articles of Association
10.1*	Amendment No.1 to the Investment Management Trust Agreement dated May 5, 2020
10.2*	Amendment No.2 to the Investment Management Trust Agreement dated October 26, 2020
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on October 28, 2020)
10.4	Form of Sponsor Voting Agreement (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed on October 28, 2020)
10.5	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K filed on October 28, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Date: November 9, 2020	By:	/s/ Guan Wang
Guan Wang
Chief Executive Officer (Principal executive officer)

Date: November 9, 2020	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)