Form 10-K
period 2020-12-31
Alberton Acquisition Corp
filed 2021-04-06
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-38715

ALBERTON ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1001, 10/F, Capital Center 151 Gloucester Road Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +852 2117 1621

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one ordinary share, one redeemable warrant, and one right	The Nasdaq Stock Market LLC
Ordinary shares, no par value	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one-half (1/2) of one ordinary share	The Nasdaq Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	The Nasdaq Stock Market LLC

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

As of June 30, 2020, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $34,258,810.

The number of ordinary shares of the registrant outstanding as of the date thereof was 4,615,238.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALBERTON ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

General

We, Alberton Acquisition Corporation (“Alberton”), were incorporated on February 16, 2018 as a British Virgin Islands company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business are not limited to any particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

On October 26, 2018, we consummated our initial public offering (the “IPO”) of 10,000,000 units. Each unit consists of one ordinary share (the “Ordinary Shares”), one redeemable warrant to purchase one-half of one Ordinary Share, and one right to receive 1/10 of an Ordinary Share upon the consummation of an initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. We granted the underwriters a 45-day option to purchase up to 1,500,000 additional units to cover over-allotments. Simultaneously with the closing of the IPO, we consummated a private placement with Hong Ye Hong Kong Shareholding Co., Limited (“Hong Ye” or the “Sponsor”), of 300,000 private units at a price of $10.00 per private unit, generating gross proceeds of $3,000,000. On October 26, 2018, a total of $100,000,000 of the net proceeds from the sale of the units in the IPO and the sale of the private units in the private placement were placed in a trust account established for the benefit of our public shareholders (the “Trust Account”).

On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased an additional 1,487,992 units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $14,879,920. Simultaneously with the sale of the over-allotment units, we consummated another private placement with the Sponsor of 29,760 private units at a price of $10.00 per private unit, generating total additional gross proceeds of $297,600. On November 20, 2018, the underwriters waived its right to exercise the reminder of the over-allotment option. As of November 20, 2018, an additional $14,879,920 of the net proceeds from the sale of the over-allotment units and the additional units in the private placement were placed in the Trust Account established for the benefit of our public shareholders, bringing the aggregate amount placed in the Trust Account to be $114,879,920.

Merger Agreement with SolarMax

On October 27, 2020, we entered into a certain agreement and plan of merger, as amended by an amendment dated November 10, 2020, and further amended by an amendment dated March 19, 2021, which agreement, as amended being referred to as the “Merger Agreement”, among Alberton Merger Subsidiary, Inc. a Nevada corporation and a wholly-owned subsidiary of Alberton (“Merger Sub”) and SolarMax Technology Inc., a Nevada corporation (“SolarMax”). Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into SolarMax, with SolarMax continuing as the surviving entity and a wholly-owned subsidiary of Alberton (the “Merger”). The Merger will become effective at such time on the date of Closing (as defined below), pursuant to the Merger Agreement, as the articles of merger is duly filed with the Secretary of State of the State of Nevada or such later time as may be specified in the articles of merger (the “Effective Time”). The transactions contemplated in the Merger Agreement are referred to as “Business Combination”. The closing of the Merger Agreement shall be upon the consummation of the Business Combination (the “Closing”). At the Closing, Alberton will change its name to “SolarMax Technology Holdings, Inc.” (the “Successor”).

Prior to the Closing, we will continue out of the British Virgin Islands and domesticate as a Nevada corporation and will no longer be considered a company incorporated in the British Virgin Islands (“Domestication”).

At the Effective Time, all shares of SolarMax common stock issued and outstanding prior to the Effective Time (excluding dissenting shares as defined in the Merger Agreement, if any) will automatically be cancelled and cease to exist in exchange for the right to receive Merger Consideration as defined in the Merger Agreement, and each outstanding option of SolarMax will be assumed by Alberton and automatically converted into an option for shares of common stock of Alberton. At the Effective Time, each share of Merger Sub common stock outstanding immediately prior to the Effective Time will be converted into an equal number of shares of common stock of SolarMax, with the same rights, powers and privileges as the shares so converted and shall constitute the only outstanding shares of capital stock of SolarMax.

Prior to Domestication, we are a foreign private issuer. Upon the Domestication, we will lose our foreign private issuer status and seek shareholder approval of the Business Combination at the meeting at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination. The shareholders of Alberton will be entitled to redeem their shares for cash equal to a pro rata share of the aggregate amount on deposit in the Trust Account which holds the proceeds of our IPO as of two (2) business days prior to the Closing, less taxes payable, upon the Closing. Among other Closing conditions included in the Merger Agreement, we will proceed with the Business Combination only if we will have net tangible assets of at least $5,000,001 and the Business Combination are approved by the requisite vote of the shareholders of Alberton at Alberton Special Meeting. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholders or any other person with whom such shareholders is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the IPO without our prior written consent.

Our Sponsor, together with certain of its affiliates and our former and current officers and directors (collectively, the “Initial Shareholders”), have agreed (a) to vote their private shares (representing the ordinary shares underlying the private units) and any public shares in favor of the Business Combination, (b) not to propose, or vote in favor of, an amendment to the memorandum and articles of association of Alberton, prior to the Business Combination, to affect the substance or timing of Alberton’s obligation to redeem all public shares if it cannot complete the Business Combination within 12 months (or 15 or 18 months, as applicable) of the closing of this proposed offering, unless Alberton provides public shareholders an opportunity to redeem their public shares, (c) not to redeem any private shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Business Combination or sell their shares to Alberton in a tender offer in connection with the Business Combination, and (d) that the private shares shall not participate in any liquidating distribution upon winding up if the Business Combination is not consummated.

If we are unable to consummate an initial business combination by April 26, 2021, we will, as promptly as reasonably possible but not more than five (5) business days thereafter, subject to the British Virgin Islands Business Companies Act (the “Companies Act”), distribute the aggregate amount then on deposit in the Trust Account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs.

Our Initial Shareholders, officers, and directors have agreed to waive their redemption rights with respect to the founder shares, private shares and any public shares they may hold in connection with the Closing. Our Initial Shareholders, officers, and directors have agreed to waive their redemption rights with respect to the founder shares, private shares and any public shares they may hold in connection with the Closing.

Timeline of the Merger

On May 19, 2020, SolarMax was referred to us by a third party. After a preliminary review of the business of SolarMax, Our management selected SolarMax as a potential target.

On June 7, 2020, we and SolarMax signed a non-disclosure agreement, giving Alberton an opportunity to evaluate SolarMax’ detailed business and financial information.

On June 15, 2020, Luke Liu, Wang Guan’s assistant, and Jim Fei, the partner of the Sponsor, visited SolarMax’ office based in Riverside County, California, and met with David Hsu, the CEO of SolarMax, and Stephen Brown, the CFO of SolarMax. Subsequently, Luke Liu reported in writing to Guan Wang and Kevin Liu the basic situation of SolarMax and his review of SolarMax’ filings with the SEC.

From June 18 to June 28, 2020, our management had several conference calls with SolarMax’ management team to discuss the potential business combination.

In order to further investigate the operation and position of SolarMax, on June 30, 2020, we engaged Quest Mark Capital Inc., as a financial advisor of Alberton to conduct due diligence on SolarMax and assist with Alberton’s negotiations with SolarMax in connection with the potential business combination.

On July 3, 2020, our board of directors held a meeting to discuss the potential business combination with SolarMax on the base of the available information. Alberton also invited the CEO and CFO of SolarMax to attend a conference to get a better understanding of its business operations and financial status.

From August 15 to September 5, 2020, we continued our negotiation with SolarMax for the business combination. Our legal counsel, Hunter Taubman Fischer and Li LLC (“HTFL”) and SolarMax’ legal counsel, Ellenoff Grossman & Schole LLP (“EGS”), started to draft and negotiate a letter of intent in connection with the proposed business combination, pursuant to the instructions and comments from their respective clients.

On September 1, 2020, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that Alberton was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires Alberton to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of Alberton’s securities on the Nasdaq Capital Market. The Notice states that Alberton has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. On October 15, 2020, Alberton submitted its plan of compliance to Nasdaq and, based on the review of the materials submitted by Alberton, Nasdaq determined to grant the Company an extension until March 1, 2021 to regain compliance with the Public Holder Rule.

On September 3, 2020, we and SolarMax entered into a certain letter of intent for the business combination (the “SolarMax LOI”) and formally started to discuss the related matters for the business combination. EGS started to prepare the draft of the merger agreement. On the same day, SolarMax loaned Alberton US$60,000 to make its payment for the April Cash Contribution, for which Alberton issued its promissory note in the principal amount of $60,000.

On September 11, 2020, QuestMark Capital Inc. generated a due diligence report on SolarMax for Alberton.

On September 18, 2020, EGS sent an initial draft of the Merger Agreement to HTFL, based on the terms of the executed letter of intent.

On September 23, 2020, HTFL sent a revised draft of the Merger Agreement to EGS containing comments from Alberton and HTFL, which reflected certain key terms of the agreement, including terms regarding convertible debt of SolarMax, the funding obligations of the Merger, changes to certain representations and warranties and covenants, and additional provisions.

On September 24, 2020, HTFL sent an initial draft of the Alberton preliminary proxy in connection with Alberton’s special meeting of shareholders to extend the deadline of Alberton’s initial business combination from October 26, 2020 to April 26, 2021 or such earlier date as determined.

Between September 24, 2020 and September 29, 2020, representatives of Alberton and SolarMax and their respective legal counsel and financial advisors held numerous conference calls to negotiate the terms of the Merger Agreement and related documentation, including representations and covenants, the components and determination of the merger consideration, and voting agreements. They also corresponded regarding the Alberton preliminary proxy statement/prospectus.

On October 1, 2020, EGS sent a revised draft of the Merger Agreement to HTFL regarding the matters contained in September 23 draft and the indemnifications, expense arrangement in connection with the merger, and other provisions.

On October 5, 2020, we filed our definitive proxy in connection with Alberton’s special meeting of shareholders to be held on October 26, 2020 to extend the deadline of Alberton’s initial business combination from October 26, 2020 to April 26, 2021 or such earlier date as determined.

On October 6, 2020, HTFL sent a further revised draft of the Merger Agreement to EGS reflecting, among others, the outstanding issues, including but not limited to Alberton’s fees and expenses in connection with the merger, the draft of voting agreement and lock-up agreement as exhibits attached to the Merger Agreement.

Between October 6, 2020 and October 16, 2020, representatives of Alberton and SolarMax and their respective legal counsel and financial advisors held certain conference calls to finalize the terms of the Merger Agreement and related documentation, including the lock-up agreement and the voting agreement.

On October 7, 2020, Alberton’s board of directors and SolarMax’ management had another discussion about SolarMax’ development plan for the next five years in connection with the potential business combination. SolarMax also made its unaudited financial statements for the quarter ended June 30, 2020 available to Alberton and subsequently made its financial statements for the nine months ended September 30, 2020 available to Alberton.

On October 8, 2020, we engaged Donohoe Advisory for preparing of the compliance plan with Nasdaq.

On October 9, 2020, we held a board meeting to update the status of SolarMax business combination.

On October 12, 2020, a meeting of the board of directors was called to discuss and approve the business combination with SolarMax.

On the same day, Donohoe Advisory started to coordinate with EGS and the representative of SolarMax to collect supporting documents for the preparation of the plan of compliance to Nasdaq.

On October 16, 2020, Ogier, the British Virgin Islands counsel of us sent a further revised draft of the Merger Agreement to HTFL and EGS.

Later on October 16, 2020, HTFL assisted to establish the Merger Sub in connection with the Business Combination.

On the same day, Donohoe Advisory, on behalf of Alberton, submitted its plan of compliance to Nasdaq to regain compliance with Minimum Public Holders Rule.

On October 19, 2020, Alberton and SolarMax entered into an amendment to SolarMax LOI, pursuant to which, Alberton and SolarMax agreed to amend and restate some paragraphs of SolarMax LOI, including the exclusivity provisions which were extended to October 30, 2020 and related provisions.

On the same day, Mr. John W. Allen resigned from his positions as an independent director and the chairman of the compensation committee of Alberton and Mr. Harry Edelson resigned from his positions as an independent director and the chairman of audit committee of Alberton. Their resignation did not result from a disagreement with Alberton on any matter relating to Alberton’s operations, policies or practices.

On October 20, 2020, the board of directors of Alberton appointed Mr. William Walter Young as an independent director and the chairman of the compensation committee and Mr. Qing S. Huang as an independent director and the chairman of the audit committee of the board of directors of Alberton to fill the vacancies created by Mr. Allen and Mr. Edelson, effective immediately. Immediately after the appointment, Alberton management team and HTFL sent over the documents and information regarding the business combination with SolarMax to the new board members for them to review and digest.

On October 22, 2020, a meeting of the board of directors were called to introduce the new independent directors to the board of directors of Alberton and update them the current status of business combination with SolarMax.

On October 23, 2020, EGS sent a further revised draft of the Merger Agreement to HTFL to reflect that SolarMax’ financial statements ended June 30, 2020 were delivered.

On October 24, 2020, HTFL sent a further revised draft of the Merger Agreement to EGS.

On October 26, 2020, we held a special shareholder meeting, at which the proposal to extend the date by which Alberton must complete its initial business combination from October 26, 2020 to April 26, 2021 or such earlier date as determined by the board of directors of Alberton was voted on and approved.

October 27, 2020, a meeting of the board of directors were called to discuss and approve the Merger Agreement and related transactions. HTFL submitted a draft of the Merger Agreement substantially the same in the final form of the Merger Agreement to the board of directors of Alberton. After considering the proposed terms of the Merger Agreement and other related transaction agreements and taking into account the other factors described below under the caption “Alberton’s Board of Directors’ Reasons for the Approval of the Business Combination,” the board of directors of Alberton unanimously approved the Merger Agreement and related agreements and determined that it was advisable and in the best interests of Alberton to consummate the Business Combination and other transactions contemplated by the Merger Agreement and related agreements, directed that the Merger Agreement and the other proposals described in this proxy statement/prospectus be submitted to Alberton’s shareholders for approval and adoption, and recommended that Alberton’s shareholders approve and adopt the Merger Agreement and such other proposals.

Later on October 27, 2020, we and SolarMax entered into the Merger Agreement.

On October 28, 2020, a press release was issued announcing the execution of the Merger Agreement and the Business Combination. On the same day, we filed with the SEC a Current Report on Form 8-K attaching the press release.

On October 29, 2020, we received a notification letter from the Listing Qualifications Department of The Nasdaq stating that the Nasdaq Staff had determined to grant Alberton an extension of time through March 1, 2021 to regain compliance with Minimum Public Holders Rule.

On November 1, 2020, HTFL circulated the initial draft of the Alberton preliminary proxy statement/prospectus to EGS.

On November 3, 2020, we filed with the SEC a Current Report on Form 8-K to disclose such granted extension.

On November 15, 2020, EGS circulated the SolarMax’ related disclosure to update Alberton preliminary proxy statement/prospectus.

On November 10, 2020, Alberton, Merger Sub and SolarMax entered into an amendment (the “Amendment”) to the Merger Agreement to increase certain Extension Loans (as defined in the Merger Agreement) to be provided by SolarMax from $60,000 monthly to $70,674 monthly. As a result, the Amendment increases the monthly payments due on or after November 10, 2020 to $70,674 and provides that, to the extent that the payments made by SolarMax exceed the $60,000 amount provided in the Merger Agreement, Alberton shall, at the Closing, cause to be delivered to the Successor for cancellation, such number of sponsor shares as have a value, determined as provided in the Merger Agreement, equal to such excess.

On December 18, 2020 and December 28, 2020, SolarMax made non-interest bearing loans to Sponsor in the aggregate principal amount of $128,466, to enable the sponsor to provide Alberton with funds to pay for our operating costs. At the Closing, these notes are to be satisfied by the delivery of sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur.

On January 4, 2021, Nasdaq advised Alberton that it no longer complies with Nasdaq Listing Rule 5620(a) due to the Alberton’s failure to hold an annual meeting of shareholders within twelve months of the end of the Alberton’s fiscal year ended December 31, 2019 (the “Annual Meeting Requirement”).

On January 19, 2021, the board of Alberton approved the issuance of 1,414,480 dividend warrants to those public shareholders who were shareholders on April 21, 2020 and did not exercise their right of redemption in connection with the April 2020 extension, and Alberton instructed such issuance (the “Extension Warrants”). Alberton was advised the Extension Warrants were processed on or about February 5, 2021, although the date of delivery may be delayed as a result of processing time by DTC, broker and dealer, and other relevant parties.

On February 18, 2021, we received a letter from Nasdaq, advising the Company that the Company had regained compliance with the Minimum Public Holders Rule based on the Company’s submissions to Nasdaq of shareholder records dated January 20, 2021.

On March 16, 2021, after our submission of a plan to regain compliance with Annual Meeting Requirement, we received a notification letter from Nasdaq stating that the Nasdaq Staff had determined to grant us an extension of time through June 29, 2021 to regain compliance with the Annual Meeting Requirement.

On March 19, 2020, Alberton, Merger Sub and SolarMax entered into an amendment (the “Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, Alberton agrees to make up to two additional Extension Loans (“Additional Loans”) in the amount $70,674 per month, but no more than two Additional Loans. The first Additional Loan was made on the date of the Second Amendment and the second Additional Loan will be made in April 2021. At the Closing, Alberton shall cause to be delivered to the Successor for cancellation, such number of sponsor shares as have a value, determined as provided in the Merger Agreement, equal to the amount of each $70,674 loan, which was the amount Alberton had initially agreed to pay.

On March 26, 2021, we filed a definitive proxy statement in Form 14A for the purposes of seeking our shareholder approval to extend the date before which we must complete an initial business combination until October 26, 2021 or such earlier date as determined and related matters at a special meeting in lieu of the 2020 Annual Meeting in order to be compliance with Annual Meeting Requirement.

From November 1, 2020 through the date hereof, Alberton and SolarMax and their representatives continued to correspond regarding updates to the Alberton preliminary proxy statement/prospectus.

April 2020 and October 2020 Extensions

On April 23, 2020, we filed an amendment to our articles of association with the Registrar of the British Virgin Islands to extend the time that we need to complete an initial business combination from April 27, 2020 to October 26, 2020 or such an earlier date as determined by the board of directors of Alberton (the “April 2020 Extension”). In connection with the April 2020 Extension, shareholders holding 10,073,512 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, an aggregate of $105,879,188 (or $10.51 per share) was removed from the Trust Account to pay such shareholders.

In connection with the April 2020 Extension, an aggregated amount of $360,000 was deposited into the Trust Account as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of redemption amount to each public share in connection with a future redemption. In addition, we have committed to issue a Extension Warrant to purchase one-half of one ordinary share for each public share not redeemed in connection with the April 2020 Extension. Each such Extension Warrant will be identical to the warrants included in the Units sold our Initial Public Offering.

On October 26, 2020, we filed an amendment to our articles of association with the Registrar of the British Virgin Islands to extend the time that we need to complete an initial business combination from October 26, 2020 to April 26, 2021, or such an earlier date as determined by the board of directors of Alberton (the “October 2020 Extension”). In connection with the October 2020 Extension, shareholders holding 1,000 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, an aggregate of $10,770 (or $10.51 per share) was removed from the Trust Account to pay such shareholders.

As the date hereof, in connection with the October 2020 Extension, an aggregated amount of $2,572,276 was deposited into the Trust Account as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of redemption amount to each public share in connection with a future redemption.

Outstanding Promissory Notes

As the date hereof, we have outstanding loans from various parties in the aggregated amount of $3,302,170 which include (i) unsecured promissory notes in the amount of $300,000 and $780,000issued by Alberton to its Sponsors on July 6, 2018 and January 24, 2020, respectively (collectively, the “Sponsor Notes”), (ii) unsecured promissory notes in the amount of $1,148,800 and $500,000 issued by Alberton to Global Nature Investment Holdings Limited on September 18, 2019 and December 3, 2019, respectively (collectively, the “GN Notes”); (iii) an unsecured promissory note in the aggregate principal amount of $500,000 payable upon demands, the outstanding principal of which is $100,000 issued by Alberton to Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd on April 17, 2020 (the “AMC Note”) and (iv) unsecured promissory notes in the aggregate principal amount of $473,370 issued by Alberton to SolarMax in connection with the extension of the date that Alberton must complete its initial business combination, each in the amount of $60,000 on September 4, 2020 and October 8, 2020, and each in the amount of $70,674 on November 10, 2020, December 9, 2020, January 11, 2021, February 11, 2021, and March 19, 2021, and excluded up to one additional note of $70,674 which may be issued to SolarMax in April 2021 (collectively, the “SolarMax Notes”).

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide. In response to COVID-19, governmental authorities have recommended or ordered to limit or cease certain business or commercial activities and the issuance of the certain permits necessary for solar installation are restricted due to the closure of reduced office hours of the government offices in California and China. SolarMax’s operations could be materially and adversely affected and the extent to which the COVID-19 pandemic may materially impact SolarMax’ financial condition, liquidity or results of operations is uncertain. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business.

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

Subject to the requirement that while we are listed on the Nasdaq Capital Market our target business have a fair market value of 80% of the Trust Account balance (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account), as described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except as described below, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Business Combination Procedures

In connection with the proposed Business Combination with SolarMax, we will seek shareholder approval of such initial business combination at a special meeting called for such purpose at which shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination. A shareholder of public shares may redeem the public shares for cash equal to a pro rata share of the aggregate amount on deposit in the Trust Account which holds the proceeds of our IPO as of two (2) business days prior to the Closing, less taxes payable, upon the Closing. Our Sponsor and Initial Shareholders have agreed to waive their redemption rights with respect to any shares of our capital stock they may hold in connection with the Closing, and the founder shares will be excluded from the pro rata calculation used to determine the per-share redemption price.

Our capability to consummate the business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide. In response to COVID-19, governmental authorities have recommended or ordered to limit or cease certain business or commercial activities and the issuance of the certain permits necessary for solar installation are restricted due to the closure of reduced office hours of the government offices in California and China. SolarMax’s operations could be materially and adversely affected and the extent to which the COVID-19 pandemic may materially impact SolarMax’ financial condition, liquidity or results of operations is uncertain. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business.

Submission of Our Initial Business Combination to a Shareholder Vote

In connection with IPO, each of the Initial Shareholders entered into a letter agreement with Alberton pursuant to which the Initial Shareholders agreed to vote any Alberton ordinary shares owned by them in favor of the proposal to approve the Merger Agreement, by and among Alberton, Merger Sub, and SolarMax, and the transactions contemplated by the Merger Agreement, including the issuance of the merger consideration thereunder (the “Alberton Business Combination Proposal”). Collectively, Alberton Initial Shareholders own 69.37% of the voting rights of Alberton immediately prior to the Business Combination. In connection with the execution of the Merger Agreement, the Sponsor and an insider shareholder, representing 56.71% of the voting rights of Alberton as of the record date entered into a sponsor voting agreement (the “Sponsor Voting Agreements”) with Alberton and SolarMax pursuant to which, they agree to vote all of their shares of Alberton ordinary shares in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions and refrain from taking actions that would adversely affect such sponsor’s ability to perform its obligations under the Sponsor Voting Agreement, and provide a proxy to Alberton to vote such Alberton ordinary shares accordingly.

Public shareholders will be able to redeem their public shares in connection with the expected shareholder vote to approve the proposed business combination with SolarMax, which shall be consummated by April 26, 2021 or such earlier date as determined by the board of directors of Alberton, provided, however, that in the event that the redemptions result in Alberton having less than $5,000,001 in net tangible assets as of the Closing, or the Successor not satisfying the applicable listing requirements of Nasdaq, which include a $4.0 million stockholder’s equity if the market value of the listed securities is at least $50.0 million and $5.0 million if that test is not met, and a $15.0 million market value of unrestricted publicly held shares after giving effect to the consummation of the Merger and any private financing, then either party may terminate the Merger Agreement, and the Business Combination will not be consummated as a result of such termination.

Our Initial Shareholders, officers, and directors have agreed to waive their redemption rights with respect to the founder shares, private shares and any public shares they may hold in connection with the Closing. The founder shares and private shares will be excluded from the pro rata calculation used to determine the per-share redemption price.

Holders of outstanding units must separate the underlying public shares and public warrants prior to exercising redemption rights with respect to the public shares.

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

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provided that we will have until April 26, 2021 (with two three-month extensions) to complete our initial business combination. If we are unable to complete our initial business combination by April 26, 2021 or such longer period that our shareholders may approve, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account not previously released to us for our tax obligations, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, seek to dissolve and liquidate subject to our obligations under British Virgin Islands law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. This redemption of public shares from the Trust Account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination by April 26, 2021 or not otherwise extend the date that we need to complete our business combination. However, if our initial shareholders or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by April 26, 2021.

Our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose, or vote in favor of, any amendment to our amended and restated memorandum and articles of association, prior to a business combination, that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 26, 2021, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to a number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

There will be no redemption rights or liquidating distributions with respect to our warrants or rights, both of which will expire worthless if we fail to complete our initial business combination by April 26, 2021. We will pay the costs of our liquidation from our remaining assets outside of the Trust Account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

COMPETITION

If we succeed in effecting a business combination with SolarMax, there will be, in all likelihood, significant competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding solarMax’s competition is set forth in the proxy statement/prospectus in Form S-4, File No. 333-251825, for the meeting to be called to approve the business combination with SolarMax.

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

EMPLOYEES

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, when a suitable target business to acquire is located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any other employees prior to the consummation of a business combination.

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

Holders of Record

As of the date of this annual report, there were 4,615,238 of our ordinary shares issued and outstanding held by 7 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, except the warrant dividend in connection with April 2020 Extension, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None except certain promissory notes issued to our Sponsor or third party as disclosed in Item 1 that these holders have the right to convert such notes, in whole or in part, into our private units, as described in the public offering prospectus we filed with the Securities and Exchange Commission on October 24, 2018, file No. 333-227652 and the Extension Warrants in connection with April 2020 Extension.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this proxy statement including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Alberton’s financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. When used in this proxy statement, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or Alberton’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, Alberton’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Alberton Acquisition Corporation (the “Company,” “we,” “our,” “us,” or “Alberton”) was incorporated on February 16, 2018 under the laws of British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic location. We have not selected any target business for our initial business combination.

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

As of the date thereof, a total of $114,879,920 of the net proceeds from the initial public offering (including the partial exercise of the over-allotment option) and the private placements were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of initial public offering and the private placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Our Sponsor

Our sponsor, Hong Ye Hong Kong Shareholding Co., Limited, founded in Hong Kong, is a limited liability company.

Historical Extensions and Redemptions

Immediately following the consummation of the IPO, Alberton had until October 26, 2019 to consummate its initial business combination which might be extended by additional two three months conditioned on certain extension payment funded to the Trust Account.

On September 18, 2019, Alberton extended its initial deadline to consummate the business combination by three months with a deposit of $1,148,799 into the Trust Account which was sourced by an unsecured promissory note issued to Global Nature (“GN Note 1”). The GN Note 1 is non-interest bearing and is payable on the date on which we consummate a certain qualified business combination, subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. Pursuant to the Merger Agreement, payment of the Note is to be satisfied by delivery of sponsor shares.

On January 23, 2020, Alberton deposited $1,148,800 into the Trust Account to extend the time available for it to complete a business combination from to April 27, 2020. The extension deposit was partially funded from a $780,000 loan provided by the Sponsor and partially from a $368,800 from Alberton’s working capital. In connection with the loan provided by the Sponsor, Alberton issued a promissory to the Sponsor in the aggregate principal amount of $780,000, which is non-interest bearing and is payable on the date on which Alberton consummates its initial business combination. Pursuant to the Merger Agreement, payment of this Note is to be satisfied by delivery of sponsor shares.

On April 23, 2020, Alberton held a special meeting, at which its shareholders approved (i) an amendment to Alberton’s then current Memorandum and Articles of Association, extending the date by which Alberton must consummate its initial business combination from April 27, 2020 to October 26, 2020 or such earlier date as determined by the board of directors of Alberton; (the “April 2020 Extension”). In connection with the April 2020 Extension, public stockholders owning 10,073,512 ordinary shares of Alberton exercised their right to have their public shares redeemed, and those shareholders received $105,879,118 (or $10.51 per share) from the trust fund.

In connection with the April 2020 Extension, Alberton committed to deposit into the Trust Account six monthly cash contribution of $60,000 per month in the aggregate amount of $360,000, which was partially funded from an $140,000 advance from the Sponsor, $100,000 from the AMC Note (as defined below) and $120,000 from the SolarMax Extension Loans (as defined in the Merger Agreement), and issue public shareholders who did not redeem their public shares in connection with the April 2020 Extension certain amount of the Extension Warrants (as defined below). On January 19, 2021, the board of directors of Alberton approved the issuance of 1,414,480 dividend warrants (the “Extension Warrants”) to those public shareholders who were shareholders on April 21, 2020 and did not exercise their right of redemption in connection with the April 2020 extension, and Alberton instructed such issuance. Alberton was advised that the Extension Warrants were processed on or about February 5, 2021, although the date of delivery may be delayed as a result of processing time by DTC, broker and dealer, and other relevant parties.

On October 26, 2020, Alberton held another special meeting, at which its shareholders approved (i) an amendment to Alberton’s then current Memorandum and Articles of Association, extending the date by which Alberton must consummate its initial business combination from October 26, 2020 to April 26, 2021 or such earlier date as determined by the board of directors of Alberton (the “October 2020 Extension”). In connection with the October 2020 Extension, the holders of an additional 1,000 ordinary shares exercised their right to have their public shares redeemed, and those shareholders received $10,770.13 (or $10.77 per share) from the Trust Account.

In connection with October 2020 Extension, Alberton committed that, for each remaining public share that did not redeem, for each monthly period, or portion thereof during the October 2020 Extension, it would deposit $0.05 per share per month, into the Trust Account as additional interest on the proceeds in the Trust Account. As of the date hereof, an aggregate amount of $473,370 (5 months of extension contribution for October 2020 Extension and 2 months of extension contribution for April 2020 Extension) was funded to the Trust Account which was sourced by the SolarMax Extension Loans.

If Alberton is unable to consummate the Business Combination by April 26, 2021, Alberton will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate.

Proposed Business Combination with SolarMax

During Alberton’s search for a suitable target for a business combination, Alberton had looked at more than 50 potential target companies and signed letter of intent or memo mutual understanding with three of them, including its initial proposal to SolarMax. The Alberton management team held frequent discussion regarding the various targets during this period both internally and with a wide range of management teams at potential targets. Alberton learned about SolarMax in May, 2020 when Wang Guan, the CEO and Chairwoman of the board of directors of Alberton, received a letter from a partner of a BDO accounting firm’s member firm in Los Angeles, California. The letter recommended a solar energy company named “SolarMax Technology Inc.” In October 2020, we selected SolarMax as a potential target for a SPAC transaction.

SolarMax is an integrated solar energy company. It was founded in 2008 to conduct business in the United States and subsequently commenced operation in China following two acquisitions in 2015. SolarMax operates in two segments – the United States operations and the China operations. SolarMax’ United States operations primarily consist of (i) the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, (ii) financing the sale of its photovoltaic and battery backup systems, and (iii) sales of LED systems and services to government and commercial users. SolarMax’ China operations consist primarily of identifying and procuring solar farm projects for resale to third parties and performing EPC services primarily for solar farm projects. For more information regarding the Merger Agreement, see the registration statement on Form S-4 that we filed with the Securities and Exchange Commission on February 10, 2021, file No. 333-251825.

Merger Agreement

On October 27, 2020, Alberton entered into a certain agreement and plan of merger, as amended by an amendment dated November 10, 2020, and further amended by an amendment dated March 19, 2021, which agreement, as amended being referred to as the “Merger Agreement”, by and among Alberton, Merger Sub, and SolarMax. The Merger Agreement provides for the Merger of Merger Sub with and into SolarMax, with SolarMax continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) all shares of SolarMax common stock (the “SolarMax Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding option to acquire SolarMax Stock (whether vested or unvested) shall be assumed by combined entity and automatically converted into an option to acquire shares of combined entity’s common stock, with its price and number of shares adjusted based on the Exchange Ratio, which is the number of shares of Alberton Common Stock issuable in respect of one share of SolarMax Stock (each, an “Assumed Option”) and (iii) each outstanding convertible notes of SolarMax shall become convertible into shares of Alberton’s common stock determined by dividing the conversion price of such notes at the Effective Time by the applicable conversion ratio.

The Merger Agreement also provides that, immediately prior to the Closing, Alberton will re-domesticate from a British Virgin Islands corporation into a Nevada corporation so as to continue as a Nevada corporation (the “Redomestication”). At the closing of the Merger (the “Closing”), Alberton will change its name to “SolarMax Technology Holdings, Inc.” (the “Successor”). In connection with the Redomestication, the provision in Alberton’s amended and restated Memorandum and Articles of Association which provides that Alberton have net tangible assets of at least US$5,000,001 upon such consummation of the business combination is to be amended to require that the net tangible asset test be met “prior to or upon” consummation of the business combination. This means that the net tangible asset test does not have to be made upon completion of the Business Combination as long as the test is met before the consummation of the Business Combination.

Prior to the Closing, Alberton will continue out of the British Virgin Islands and domesticate as a Nevada corporation and will no longer be considered a company incorporated in the British Virgin Islands.

Outstanding Promissory Notes and Loans

On September 18, 2019, Alberton issued an unsecured promissory note in the amount of $1,148,800 (the “GN Note 1”) to Global Nature to fund a three-month extension payment and, accordingly, $1,148,799 was deposited into the Trust Account. GN Note 1 was issued in connection with a non-binding letter of intent entered into by and between Global Nature and Alberton on September 13, 2019, to consummate a potential business combination with Global Nature (the “Global Nature LOI”).

The GN Note 1 is non-interest bearing and is payable on the date on which Alberton consummates its initial business combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. Pursuant to the GN Note 1, in the event that the Global Nature notifies Alberton in written that it does not wish to proceed with the Qualified Business Combination (the “Withdrawal Request”), Alberton shall only be obligated to repay the Note, as follows: (i) the full principal amount of the GN Note 1 within 5 business days of such Withdrawal Request if such Withdrawal Request is given on or before September 24, 2019; (ii) 50% of the principal amount of the GN Note 1 within 5 business days of such Withdrawal Request if the Withdrawal Request is given from after September 24, 2019 and on or before October 15, 2019 or the date the subscription amount of this GN Note 1 is transferred into the Trust Account (whichever is later); (iii) 50% of the principal amount of the GN Note 1 as soon as possible with best efforts but no later than 5 business days after Alberton’s business combination if the Withdrawal Request is given from after October 15, 2019 or the date the subscription amount of this Note is transferred into the Trust Account (whichever is later); or (iv) the full principal amount of the Note as soon as possible with best efforts but no later than 5 business days after Alberton’s business combination or the date of expiry of the term of Alberton (whichever is earlier), if the parties have not entered into a definitive agreement with regard to the Qualified Business Combination within 45 days from the date of the GN Note 1 as a result of the disagreement on the valuation of the Qualified Business Combination. On March 12, 2020, Alberton received the Withdrawal Request from Global Nature that it did not wish to proceed with the Qualified Business Combination. The parties are in discussion of the repayment of the GN Note 1 which shall be repaid as soon as possible with best efforts but no later than 5 business days after Alberton’s business combination or the date of expiry of the term of us (whichever is earlier).

On December 3, 2019, Alberton, upon receipt of the principal, issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “GN Note 2,” together with GN Note 1, the “GN Notes”) to Global Nature, its registered assignees or successor in interest as working capital.

The GN Note 2 is non-interest bearing and is payable on the earlier date of (i) that Alberton consummates a Qualified Business Combination, and (ii) expiry of the term of us. The principal balance may be prepaid prior to the Maturity Date without penalty. Pursuant to the GN Note 2, in the event that (i) the parties do not agree with the valuation of the Qualified Business Combination; (ii) a definitive agreement with regard to the Qualified Business Combination with the Payee is not entered into within 45 days from the date of this GN Note 2; or (iii) the Qualified Business Combination is not consummated for any reason prior to the date of expiry of the term of us, Alberton shall repay the principal amount of the GN Note 2 no later than 5 business days after Alberton’s initial business combination or the date of expiry of the term of Alberton, whichever is earlier. As a result that the parties did not enter into a definitive agreement within 45 days from the GN Note 2, such note becomes payable no later than 5 business days after our initial business combination or the date of expiry of the term of us.

We, upon receipt of the principal, issued an unsecured promissory note in the aggregate principal amount of $780,000 on January 24, 2020 to our Sponsor and its registered assignees or successors in interest. The Sponsor Notes are non-interest bearing and is payable on the date on which we consummate our initial business combination. The Sponsor, however, has the right to convert the Sponsor Notes, in whole or in part, into our private units, as described in the public offering prospectus we filed with the Securities and Exchange Commission on October 24, 2018, file No. 333-227652. As of the date hereof, there was $1,080,000 outstanding under the Sponsor Notes.

On April 17, 2020, Alberton issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “AMC Note”) to Qingdao Zhongxin Huirong Distressed Asset Disposal Co, Ltd. (“AMC Sino”), a PRC company based in Qingdao, China, its registered assignees or successor in interest (the “Payee”). The AMC Note was issued in connection with a non-binding letter of intent entered into by and between us and Zhongxin AmcAsset Limited (“AmcAsset”), a holding company incorporated in the British Virgin Islands, to consummate a potential business combination with AmcAsset. AmcAsset is a transnational distressed asset management company with foothold in the U.S. and China, and undergoing global expansion. AmcAsset holds 100% equity interest of Quest Mark Capital Inc., a California corporation located in Los Angeles, and Qingdao Zhongbiao Distressed Asset Management Co., Ltd (“Zhongbiao”), to which AMC Sino is related. The principle of the AMC Note of $500,000 will be paid in installments according to the needs of Alberton, with the first payment of no less than $100,000 to be made within one business day after execution of the AMC Note. The AMC Note is non-interest bearing and is payable on the date on which we consummate its initial business combination with Payee or another qualified target company, subject to certain mandatory repayment arrangement set forth in the AMC Note. The principal balance may be prepaid at any time without penalty. As of the date hereof, AMC Sino advanced only $100,000 to Alberton, which is the current principal amount due on the AMC Note.

We issued unsecured promissory notes in the aggregate principal amount of $473,370 (the “SolarMax Notes”) in connection with the extension of the date that Alberton must complete its initial business combination, each in the amount of $60,000 on September 4, 2020 and October 8, 2020, and each in the amount of $70,674 on November 10, 2020, December 9, 2020, January 11, 2021, February 11, 2021, and March 19, 2021, and excluded up to one additional note of $70,674 which may be issued to SolarMax in April 2021. The SolarMax Notes are non-interest bearing and payable on the earlier of (i) the consummation of a business combination, (ii) termination of the merger agreement. As of December 31, 2020, there was $261,348 outstanding under the SolarMax Notes.

Pursuant to the Merger Agreement, Alberton agreed that all notes that were outstanding on September 3, 2020, which includes the notes described in the preceding paragraphs, will be settled by delivery of sponsor shares.

Under the Merger Agreement, Solarx has agreed to provide Extension Loans and Additional Loans up to $544,044, of which loans $473,370 have been made as of the date hereof, repayable upon the earlier of the closing of the Merger or liquidation and the Sponsor is to pay any excess of that amount for October 2020 Extension.

In addition, the Sponsor has been advancing or funding Alberton on as needed basis for working capital or payment for expenses incurred. As of the date hereof, Alberton has outstanding sponsor notes in the aggregate amount of $1,080,000.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On September 1, 2020, Alberton received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that Alberton was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires Alberton to have at least 300 public holders for continued listing on the Nasdaq Capital Market. On February 18, 2021, we received a letter from Nasdaq, advising the Company that the Company had regained compliance with the Minimum Public Holders Rule based on the Company’s submissions to Nasdaq of shareholder records dated January 20, 2021.

On January 4, 2021, Nasdaq advised Alberton that it no longer complies with Nasdaq Listing Rule 5620(a) due to the Alberton’s failure to hold an annual meeting of shareholders within twelve months of the end of the Alberton’s fiscal year ended December 31, 2019 (the “Annual Meeting Requirement”).

On March 16, 2021, we received a notification letter from Nasdaq stating that the Nasdaq Staff had determined to grant us an extension of time through June 29, 2021 to regain compliance with the Annual Meeting Requirement.

On March 26, 2021, we filed a definitive proxy statement in Form 14A for the purposes of seeking our shareholder approval to extend the date before which we must complete an initial business combination until October 26, 2021 or such earlier date as determined and related matters at a special meeting in lieu of the 2020 Annual Meeting in order to be compliance with Annual Meeting Requirement.

Issuance of the Extension Warrants

On January 19, 2021, the board of directors of Alberton approved the issuance of 1,414,480 Extension Warrants to those public shareholders who were shareholders on April 21, 2020 and did not exercise their right of redemption in connection with the April 2020 Extension, and Alberton instructed such issuance. Alberton was advised that the Extension Warrants were processed on or about February 5, 2021, although the date of delivery may be delayed as a result of processing time by DTC, broker and dealer, and other relevant parties.

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

For the year ended December 31, 2020, we had net income of $14,562, consisting of $559,404 of interest income from investments in our Trust Account and $836 of interest income from deposits in our corporate bank account, offset by $545,678 of operating costs, consisting mostly of general and administrative expenses.

For the year ended December 31, 2019, we had net income of $2,090,361, consisting of $2,572,276 of interest income from investments in our Trust Account and $2,193 of interest income from deposits in our corporate bank account, offset by $484,108 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

For the year ended December 31, 2020, cash provided by operating activities was $33,191. As of December 31, 2020, we had cash outside the Trust Account of $1,545 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our Initial Shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 26, 2021.

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

The underwriters are entitled to a deferred underwriting discounts and commissions equal to 3.5% of the gross proceeds of the initial public offering. Upon completion of the business combination, $4,020,797 (with consideration of the underwriters’ exercise of their over-allotment option on November 20, 2018) will be paid to the underwriters from the funds held in the Trust Account. No discounts or commissions will be paid with respect to the purchase of the private units. Pursuant to the Merger Agreement, Alberton agreed that these fees would be settled by delivery of sponsor shares.

As of the date thereof , we have issued promissory notes to various parties including our Sponsor in the aggregate amount of $3,830,374, among which $3,248,800 will be paid by delivery of founder shares owned by our sponsor in the same value based on the redemption price. In connection with extensions to complete the initial business combination, we issued a series of unsecured promissory notes to SolarMax in an aggregate amount of $473,370 and SolarMax agreed to make up to one additional payments of $70,674. To the extent that these notes exceed $60,000 per month, the Sponsor agreed to transfer to Successor for cancellation sponsor shares equal to such excess.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of April 6th, 2021.

Name	Age	Position
Guan Wang	42	Chairwoman of the Board, Chief Executive Officer, and Treasurer
Keqing (Kevin) Liu	62	Chief Financial Officer, Director, and Secretary of the Board
William Walter Young	75	Independent Director
Qing S. Huang	38	Independent Director
Peng Gao	54	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Guan Wang, 42, Executive Director, Sinobay (Hong Kong) Commercial Real Estate & Management Co, Ltd, Shenzhen, China, since 2005. She has been in charge of Sinobay’s major investments for 13 years since its inception in 2005. From 2003 to 2005, she served as Director of Human Resources at Union Economic and Trading Investment Co. Ltd, Shenzhen, China, where she was responsible for Alberton’s human resource development, designing and improving Alberton’s organizational structure, and cultivating its corporate culture. From 1999 to 2002, she was an assistant in the Human Resources Division at CR Vanguard, a large national supermarket chain in China, a subsidiary of China Resources, a Fortune Global 500 company. Guan received her Bachelor of Science in Computer Application from Shenyang Aerospace University in China in 1999. Guan’s qualifications to serve as a director and Treasurer of Alberton include her work and investment management experience and her experience in human resources management in terms of evaluating top management of companies.

Keqing (Kevin) Liu, 62, a former partner of ACL Equity from June 2018 to October 2018, a financial services company in Beijing, China, where he focuses on deal origination and cross-border mergers and acquisitions. He began his career in 1983 at Agricultural Bank of China Jiangxi Provincial Branch as a project manager in a portfolio 50% funded by the World Bank, until 1993; from 1993 to 2001, a Senior Manager and Senior Economist at China Merchants Bank head office, Shenzhen, he led a project finance team to manage a portfolio exceeding US$1 billion; a member of the bank’s Mid-Term Development Strategies Working Group from 1997 to 2000, he represented the bank at the World Bank and International Monetary Fund annual meetings in Washington D.C.; from 2002 to 2004, he co-headed the International Department, Shenzhen Commercial Bank (now Ping An Bank) head office, to fund cross-border transactions and collaborate with more than 600 prime financial institutions worldwide; from 2005 to 2007, he was Consultant, CITIC Capital, Hong Kong, an investment banking arm of CITIC Group, one of China’s largest finance holding conglomerates, active in investment due diligence; in 2007, he founded Nanchang GlobeVision Investment, a company investing in carbon-dioxide emission reduction projects that generate saleable certified emission reduction credits, and served as Chief Executive Officer of such company from 2007 to 2010; from 2010 to June 2018, he was Partner, Wealth Assets and Capital (formerly Wealth Business Consultancy), Hong Kong, engaged in deal sourcing and due diligence. He has served as Adjunct Researcher, European Studies Center, Zhejiang University, one of China’s top institutions of higher learning. He holds a Bachelor of Economics in Statistics from Jiangxi University of Finance and Economics, China, in 1983. Kevin’s qualifications to serve as Chief Financial Officer and the Secretary of the Board include his 38-year international finance management and due diligence experience and deal-sourcing capability due to his high-level and extensive relationships with banks. His deal sourcing capability and extensive due diligence experience will greatly benefit Alberton.

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

Ms. Guan Wang was appointed to serve as the sole director of Alberton at inception. Each other aforementioned director was appointed to serve as a member of the board of directors of Alberton in July 2018.

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

Director Independence

Our board of directors has determined that each of Peng Gao, William Walter Young and Qing S. Huang is an “independent director” under Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

We have established an audit committee of the board of directors, which consists of William Walter Young, Qing S. Huang, and Peng Gao. Mr. Qing S. Huang serves as chairman of the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the Audit Committee all of whom must be independent. Messrs. William Walter Young, Qing S. Huang, and Peng Gao are independent.

Each member of the Audit Committee is financially literate and our board of directors has determined that Mr. Qing S. Huang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

We have established a nominations committee of the board of directors, which consists of Messrs. William Walter Young, Qing S. Huang, and Peng Gao. Mr. Peng Gao serves as the chairman of the Nominating Committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of William Walter Young, Qing S. Huang, and Peng Gao. Mr. William Walter Young serves as chairman of the Compensation Committee.

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Entity	Position at Affiliated Entity
Guan Wang	Sinobay Hong Ye Hong Kong Shareholding Co., Limited	Executive Director Sole Shareholder and Sole Director

Keqing (Kevin) Liu	ACL Capital	Partner

William Walter Young	JBY enterprise Inc.	Chief Executive Officer

Qing S. Huang	Boulder Accounting Service CTBC Bank East West Bank	Principal Vice President Branch Manager Assistant Vice President Branch Manager

Peng Gao	Law Offices of Gao Peng	Chief Attorney

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our initial shareholders, members of our management team or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, an initial business combination (regardless of the type of transaction that it is) other than the $1,000 monthly administrative services fee, the $290,000 payment to White and Williams LLP (an former affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filing) prior to the initial business combination and the repayment of $300,000 of non-interest bearing loans and reimbursement of any out-of-pocket expenses.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2020, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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

Other than the $1,000 per month administrative fee, and the repayment of $1,080,000 of non-interest bearing loans made to us by our sponsor that Guan Wang is the sole member of, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 18, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them before the Business Combination. The following table does not reflect record of beneficial ownership of the warrants included in the units sold in our initial public offering or the warrants included in the private units as these warrants are not exercisable within 60 days of the date hereof. The following table also does not reflect record of beneficial ownership of the rights included in the units sold in our initial public offering or the rights included in the private units as holders of these securities do not have the right to convert such securities to receive our ordinary shares at their discretion (the rights are convertible only upon consummation of an initial business combination).

	Number of Shares	%
Name and Address of Beneficial Owners(1)
Hong Ye Hong Kong Shareholding Co., Limited(2)	1,658,319	35.93%
Guan Wang(3)	1,658,319	35.93%
Keqing (Kevin) Liu	958,959	22.41%
Bin (Ben) Wang	494,480	10.71%
John W. Allen(4)	30,000	0.65%
Harry Edelson(5)	30,000	0.65%
Howard Jiang(8)	30,000	0.65%
William Walter Young(6)	0	-%
Qing S. Huang(7)	0	-%
Peng Gao	0	-%
All directors and executive officers as a group (Six individuals)	3,201,758	69.37%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is Room 1001, 10/F, Capital Center, 151 Gloucester Road, Wanchai, Hong Kong.
(2)	Guan Wang, the sole shareholder and director of Hong Ye Hong Kong Shareholding Co., Limited, has voting and dispositive power over the shares held by Hong Ye Hong Kong Shareholding Co., Limited.
(3)	Represents shares held by Hong Ye Hong Kong Shareholding Co., Limited. Guan Wang has voting and dispositive power over the shares held by such entity.
(4)	Resigned from his positions as an independent director and the chairman of the compensation committee of the Company on October 19, 2020.
(5)	Resigned from his positions as an independent director and the chairman of audit committee of the Company on October 19, 2020.
(6)	Appointed as an independent director and the chairman of audit committee of the Company on October 20, 2020.
(7)	Appointed as an independent director and the chairman of audit committee of the Company on October 20, 2020.
(8)	Resigned from his positions an as an independent director, the chairman of compensation committee and a member of nominating committee and audit committee of the Company on March 11, 2020.
(9)	Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

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

Simultaneously with the closing of the IPO, Hong Ye purchased, pursuant to written subscription agreements with us, 300,000 private units (for a total purchase price of $3,000,000) from us. In addition, simultaneously with the sale of the over-allotment units, Hong Ye purchased from us at a price of $10.00 per private unit an additional 29,760 private units (for a total purchase price of $297,600).

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

As of the date thereof, our initial shareholders own an aggregate of 3,201,758 ordinary shares of the Company.

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

On January 23, 2020, we deposited $1,148,800 into the Trust Account to extend the time available for us to complete a business combination from January 24, 2020 to April 27, 2020. The extension deposit was partially funded from a $780,000 loan provided by the Sponsor and partially from a $368,800 from Alberton’s working capital. In connection with the loan provided by the Sponsor, Alberton issued a promissory note to the Sponsor in the aggregate principal amount of $780,000. The promissory notes issued on July 6, 2018 and January 24, 2020 to the Sponsor, collectively as the “Sponsor Notes”. The Sponsor Notes are non-interest bearing and is payable on the date on which Alberton consummates its initial business combination. The sponsor, however, has the right to convert the Sponsor Notes, in whole or in part, into Alberton’s private units, as described in the public offering prospectus we filed with the Securities and Exchange Commission on October 24, 2018, file No. 333-227652.

During the year ended December 31, 2020, Alberton received an aggregate of $273,640 in advances from Alberton’s Chief Executive Officer for working capital purposes, of which $140,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At December 31, 2020, advances of $273,640 were outstanding.

In December 2020, SolarMax made non-interest bearing loans to Hong Ye in the aggregate principal amount of $128,466, to enable Hong Ye to provide the Company with funds to pay for Alberton’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At December 31, 2020, advances of $128,466 were outstanding.

In February 2021, SolarMax made non-interest bearing loans to Hong Ye in the aggregate principal amount of $155,232, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur.

In March 2021, SolarMax made non-interest bearing loans to Hong Ye in the aggregate principal amount of $76,826, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman LLP for the years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees	$52,500	52,500
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Audit fees were for professional services rendered by Friedman LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Friedman LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO and initial business combination.

Pre-Approval of Services

We have established an audit committee of the board of directors, which consists of William Walter Young, Qing S. Huang, and Peng Gao. Mr. Qing S. Huang serves as chairman of the Audit Committee. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 23, 2018, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

2.1	Agreement and Plan of Merger, dated October 27, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

2.2

Amendment to Agreement and Plan of Merger, dated November 10, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

2.3	Second Amendment to Agreement and Plan of Merger, dated March 19, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 23, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

3.2	Amendment to Regulation 47 of Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 24, 2020)

3.3	Amendment to Regulation 47 of Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 26, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.5	Warrant Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

4.6	Rights Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

4.7	Unit Purchase Option, dated October 26, 2018, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.1	Letter Agreements, dated October 23, 2018, by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.2	Investment Management Trust Account Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.3	Stock Escrow Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.4	Registration Rights Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.5	Amended and Restated Subscription Agreement, dated October 23, 2018, by and between the Registrant and Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.6	Separation and Settlement Agreement, dated March 30, 2020, by and among the Registrant, Hong Ye Hong Kong Shareholding Co., Limited, and Ben (Bin) Wang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 2, 2020)

10.7	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

10.8	Form of Sponsor Voting Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

10.9	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

10.10	Amendment 1 to Investment Management Trust Agreement, dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 9, 2020)

10.11	Amendment 2 to Investment Management Trust Agreement, dated October 26, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 9, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.4	Promissory Note, dated September 18, 2019, made by Alberton Acquisition Corporation in favor of Global Nature Investment Holdings Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on September 24, 2019)

99.5	Promissory Note, dated December 3, 2019, made by Alberton Acquisition Corporation in favor of Global Nature Investment Holdings Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on December 4, 2019)

99.6	Promissory Note, dated January 23, 2020, made by Alberton Acquisition Corporation in favor of Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on January 24, 2020)

99.7	Promissory Note, dated April 17, 2020, made by Alberton Acquisition Corporation in favor of Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd. (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on April 20, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Dated: April 5, 2021	By:	/s/ Guan Wang
	Name:	Guan Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guan Wang	Chairwoman of the Board, Chief Executive Officer, and Treasurer	April 5, 2021
Guan Wang	(Principal Executive Officer)

/s/ Keqing (Kevin) Liu	Chief Financial Officer, Director and Secretary of the Board	April 5, 2021
Keqing (Kevin) Liu	(Principal Financial and Accounting Officer)

/s/ Peng Gao	Director	April 5, 2021
Peng Gao

/s/ William Walter Young	Director	April 5, 2021
William Walter Young

/s/ Qing S. Huang	Director	April 5, 2021
Qing S. Huang

ALBERTON ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Alberton Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alberton Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

 New York, New York

April 5, 2021

ALBERTON ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2020	2019
Assets
Cash	$1,545	$477,154
Prepaid assets	-	8,333
Total Current Assets	1,545	485,487

Cash and investments held in Trust Account	15,364,991	119,045,327
Total Assets	$15,366,536	$119,530,814

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$181,293	$13,699
Due to related parties	402,106	-
Promissory notes	2,010,148	1,648,800
Promissory notes - related party	1,080,000	300,000
Total Current Liabilities	3,673,547	1,962,499

Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	7,694,344	5,983,296

Commitments and Contingencies

Ordinary shares subject to possible redemption, 245,831 and 10,477,559 shares at December 31, 2020 and 2019 (at conversion value of $10.87 and $10.36 per share), respectively	2,672,183	108,547,510

Shareholders’ Equity:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding		-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,369,407 and 4,212,191 shares (excluding 245,831 and 10,477,559 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	2,553,378	2,567,939
Retained earnings	2,446,631	2,432,069
Total Shareholders’ Equity	5,000,009	5,000,008

Total Liabilities and Shareholders’ Equity	$15,366,536	$119,530,814

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Operating costs	$545,678	$484,108
Loss from operations	(545,678)	(484,108)

Other income:
Interest income - bank	836	2,193
Interest income	559,404	2,572,276
Total other income	560,240	2,574,469

Net income	14,562	2,090,361
Less: income attributable to ordinary shares subject to possible redemption	(97,280)	(2,345,916)
Adjusted net loss	$(82,718)	$(255,555)

Basic and diluted weighted average shares outstanding (1)	4,307,454	4,097,705

Adjusted basic and diluted net loss per ordinary share	$(0.02)	$(0.06)

(1)	Excludes an aggregate of up to 245,831 and 10,477,559 shares subject to possible redemption at December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - December 31, 2018	4,086,448	$4,658,296	$341,708	$5,000,004
Change in ordinary shares subject to possible redemption	125,743	(2,090,357)	-	(2,090,357)
Net income	-	-	2,090,361	2,090,361
Balance - December 31, 2019	4,212,191	2,567,939	2,432,069	5,000,008
Change in ordinary shares subject to possible redemption	157,216	(14,561)	-	(14,561)
Net income	-	-	14,562	14,562
Balance - December 31, 2020	4,369,407	$2,553,378	$2,446,631	$5,000,009

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$14,562	$2,090,361
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(559,404)	(2,572,276)
Changes in current assets and current liabilities:
Prepaid assets	8,333	5,429
Accounts payable and accrued expense	167,594	3,610
Due to related parties	402,106	(2,379)
Net Cash Used in Operating Activities	33,191	(475,255)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,650,148)	(1,148,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	105,889,888	-
Net Cash Provided by Investing Activities	104,239,740	(1,148,800)

Cash Flows from Financing Activities:
Proceeds from underwriter’s unit purchase option	-	1,648,800
Proceeds from promissory notes	361,348
Proceeds from promissory note – related party	780,000	-
Redemption of ordinary shares	(105,889,888)	-
Net Cash Provided by Financing Activities	(104,748,540)	1,648,800

Net (Decrease) Increase in Cash	(475,609)	24,745
Cash – Beginning of the year	477,154	452,409
Cash – Ending of year	$1,545	$477,154

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$14,561	$2,090,357

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not yet commenced any operations and has until April 26, 2021 to consummate a Business Combination. On March 26, 2021, the Company filed a definitive proxy statement in Form 14A for the purposes of seeking its shareholder approval to extend the date before which the Company must complete an initial Business Combination until October 26, 2021 or such earlier date as determined and related matters at a special meeting in lieu of the 2020 Annual Meeting in order to be compliance with Annual Meeting Requirement. As of the date of these financial statements no extension has been approved.

The Company has one subsidiary, Alberton Merger Subsidiary Inc., a wholly owned subsidiary of the Company incorporated in Nevada on October 16, 2020 (“Merger Sub”). The Merger Sub was established for the purpose of the potential Business Combination with SolarMax Technology, Inc., a Nevada corporation (“SolarMax”). Alberton will re-domesticate from a British Virgin Islands corporation into a Nevada corporation so as to continue as a Nevada corporation immediately prior to the closing of the Business Combination with SolarMax, if consummated by April 26, 2021 or October 26, 2021 if the Business Combination deadline is extended.

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Agreement and Plan of Merger with SolarMax

On October 27, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and SolarMax Technology, Inc., a Nevada corporation (“SolarMax”). SolarMax is an integrated solar energy company. It was founded in 2008 to conduct business in the U.S. and subsequently commenced operation in China following two acquisitions in 2015. Through its subsidiaries, it is primarily engaged selling and installing integrated photovoltaic systems for residential and commercial customers in the United States which is its original business, identifying and procuring solar farm system projects for resale to third party developers and related services in China; providing engineering, procuring and construction services, which are referred to in the industry as EPC services, for solar farms in China, financing the sale of its photovoltaic systems and servicing installment sales by its customers in the United States and providing exterior and interior light-emitting diodes, known as LED, lighting sales and retrofitting services for governmental and commercial applications.

Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into SolarMax, with SolarMax continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger will become effective at such time on the date of Closing, pursuant to the Merger Agreement, as the articles of merger is duly filed with the Secretary of State of the State of Nevada or such later time as may be specified in the articles of merger (the “Effective Time”). The transactions contemplated in the Merger Agreement are referred to as “Business Combination”. The closing of the Merger Agreement shall be upon the consummation of the Business Combination (the “Closing”). At the Closing, the Company will change its name to “SolarMax Technology Holdings, Inc.” (the “Successor”). The Closing is contingent upon shareholder approval and other customary Closing conditions.

The Company’s amended and restated memorandum and articles of association provided that the Company will have until April 26, 2021 (with two three-month extensions) to complete its initial Business Combination. If the Company is unable to complete its initial business combination by April 26, 2021 or such longer period that its shareholders may approve, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account not previously released to the Company for its tax obligations, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, seek to dissolve and liquidate subject to its obligations under British Virgin Islands law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. This redemption of public shares from the Trust Account shall be effected as required by function of its amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, the Company intends to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that the Company intends to enter voluntary liquidation following the redemption of public shareholders from the Trust Account, the Company does not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from its Trust Account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the Company has its principal place of business, and taking any other steps the liquidator considers appropriate to identify its creditors, after which its remaining assets would be distributed. As soon as its affairs are fully wound-up, the liquidator must complete his statement of account and make a notice filing with the registrar. The Company would be dissolved once the registrar issues a Certificate of Dissolution.

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the Extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”). Through December 31, 2020, the Company deposited an aggregate of $501,348 into the Trust Account to fund the Extension. The Extension was partially funded from an $140,000 advance provided by the Sponsor (see Note 5), $100,000 from the AMC Note (defined below) and $261,348 from the SolarMax Notes (see Note 6).

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NASDAQ Delisting Notifications and Grant of an Extension of Compliance

On September 1, 2020, the Company received a notice from the Listing Qualifications Department of The NASDAQ Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Company had until October 15, 2020 to provide Nasdaq with a plan to regain compliance with the Minimum Public Holders Rule. The notice is a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on Nasdaq.

The Company submitted its plan of compliance on October 16, 2020. On October 29, 2020, the Company received a notification letter from Nasdaq stating that the Nasdaq Staff had determined to grant the Company an extension of time through March 1, 2021 to regain compliance with Minimum Public Holders Rule. On February 18, 2021, the Company received a letter from Nasdaq, advising the Company that the Company had regained compliance with the Minimum Public Holders Rule based on the Company’s submissions to Nasdaq of shareholder records dated January 20, 2021.

On January 4, 2021, Nasdaq advised the Company that it no longer complies with Nasdaq Listing Rule 5620(a) due to the Company’s failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019 (the “Annual Meeting Requirement”).

On March 16, 2021, after the Company’s submission of a plan to regain compliance with Annual Meeting Requirement, the Company received a notification letter from Nasdaq stating that the Nasdaq Staff had determined to grant the Company an extension of time through June 29, 2021 to regain compliance with the Annual Meeting Requirement.

On March 26, 2021, the Company filed a definitive proxy statement in Form 14A for the purposes of seeking its shareholder approval to extend the date before which the Company must complete an initial Business Combination until October 26, 2021 or such earlier date as determined and related matters at a special meeting in lieu of the 2020 Annual Meeting in order to be compliance with Annual Meeting Requirement.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Investments Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the period presented.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Adjusted Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Adjusted net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the loss of the Company. As a result, diluted adjusted net loss per ordinary share is the same as basic adjusted net loss per ordinary share for the periods presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Unit

Pursuant to the Initial Public Offering on October 26, 2018, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. On November 20, 2018, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of an additional 1,487,992 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one half of one ordinary share at an exercise price of $11.50 (see Note 10). Every 10 Public Rights will convert automatically into one ordinary share upon consummation of a Business Combination (see Note 10).

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Related Party Advances

To participate in the private placement in connection with the Initial Public Offering, the Company’s Sponsor made a deposit of $3,299,979 (net of a bank service charge) into the Company’s escrow account on October 21, 2018. Because the Company’s underwriter did not exercise its over-allotment option in full and cancelled the remaining portion on November 20, 2018, the Company’s Sponsor subscribed to a total of 329,760 Private Units for $3,297,600, and the remaining $2,379 was repaid by the Company to the Sponsor in March 2019.

During the year ended December 31, 2020, the Company received an aggregate of $273,640 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $140,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At December 31, 2020, advances of $273,640 were outstanding which are included in due to related parties in the accompanying balance sheets.

In December 2020, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $128,466, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At December 31, 2020, advances of $128,466 were outstanding which are included in due to related parties in the accompanying balance sheets.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note (the “Sponsor Note 1”), a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of December 31, 2020 and 2019, there was $300,000 outstanding under the Sponsor Note 1.

On January 24, 2020, the Sponsor loaned the Company an additional $780,000 under a promissory note (the “Sponsor Note 2”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. The Sponsor Note 2 may also be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of December 31, 2020, there was $780,000 outstanding under the Sponsor Note 2.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For the years ended December 31, 2020 and 2019, the Company incurred $12,000 of administrative fees. At December 31, 2020, $6,000 of such fees are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 6 — Promissory Notes

Promissory notes are comprised of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
GN Note 1	$1,148,800	$1,148,800
GN Note 2	500,000	500,000
AMC Note	100,000	-
SolarMax Notes 1	261,348	-
Total	$2,010,148	$1,648,800

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of December 31, 2020 and 2019, there was $1,148,800 outstanding under the GN Note 1.

Pursuant to the GN Note 1, in the event that Global Nature notifies the Company that it does not wish to proceed with the Qualified Business Combination (the “Withdrawal Request”), the Company shall only be obligated to repay the GN Note 1 as follows: (i) 50% of the principal amount of the GN Note 1 as soon as possible with best efforts but no later than 5 business days after a Business Combination with another target if the Withdrawal Request is given from after October 18, 2019; or (ii) the full principal amount of the GN Note 1 as soon as possible with best efforts but no later than 5 business days after a Business Combination or the date of expiry of the term of the Company (whichever is earlier), if the parties have not entered into a definitive agreement with regard to the Qualified Business Combination within 45 days from the date of the GN Note 1 as a result of the disagreement on the valuation of the Qualified Business Combination. On March 12, 2020, the Company received the Withdrawal Request from Global Nature that it did not wish to proceed with the Qualified Business Combination. The parties agreed that the GN Note 1 which shall be repaid as soon as possible with best efforts but no later than 5 business days after the Company’s Business Combination or the date of the expiry of the term of the Company (whichever is earlier).

All amounts owed by the Company under the GN Note 1 become immediately due and payable upon an event of default, which includes the Company’s failure to pay the principal amount due within 5 business days of the Maturity Date and the Company’s voluntary or involuntary bankruptcy.

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of December 31, 2020 and 2019, there was $500,000 outstanding under the GN Note 2.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

Note 7 — Cash and Investments Held in Trust Account

As of December 31, 2020, assets held in the Trust Account were comprised of $15,364,991 in money market funds which are invested in U.S. Treasury Securities. As of December 31, 2019, investments in the Company’s Trust Account consisted of $1,187,964 in United States Money Market funds and $117,857,363 in U.S. Treasury Securities, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$15,364,991

The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The gross holding gains and fair value of held-to-maturity securities at December 31, 2019 are as follows:

	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2019
U.S. Money Market	$1,187,964	$-	$1,187,964
U.S. Treasury Securities	117,857,363	41,157	117,898,520
	$119,045,327	$41,157	$119,086,484

Note 8 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or complete the SolarMax Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 10 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of December 31, 2020 and 2019, the Company had issued an aggregate of 4,369,407 and 4,212,191 ordinary shares, excluding 245,831 and 10,477,559 shares of ordinary shares subject to possible redemption, respectively.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants

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
DECEMBER 31, 2020

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

Note 11 — Reconciliation of Adjusted Net Loss per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income or loss that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Year Ended December 31,
	2020	2019
Net income	$14,562	$2,090,361
Less: income attributable to ordinary shares subject to redemption (1)	(97,280)	(2,345,916)
Adjusted net loss	$(82,718)	$(255,555)

Basic and diluted weighted average shares outstanding (2)	4,307,454	4,097,705
Basic and diluted adjusted net loss per ordinary share	$(0.02)	$(0.06)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.
(2)	Excludes an aggregate of up to 245,831 and 10,477,559 shares subject to possible redemption at December 31, 2020 and 2019, respectively.

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Extension warrants

On January 19, 2021, the board of the Company approved the issuance of 1,414,480 extension warrants to those public shareholders who were shareholders on April 21, 2020 and did not exercise their right of redemption in connection with the April 2020 extension, and the Company instructed such issuance. The extension warrants are identical to the warrants included in the units sold in the Company’s Initial Public Offering, for which one extension warrant has the right to purchase one-half of one ordinary share at an exercise price of $11.50.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Related Party Advances

In February 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $155,232, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur, as defined in the notes.

In March 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $76,826, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur, as defined in the notes.

Promissory Notes

From January to March 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the Business Combination to April 26, 2021. The SolarMax Notes 2 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason.

SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.