Form 10-K/A
period 2020-12-31
Alberton Acquisition Corp
filed 2021-06-22
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Alberton Acquisition Corporation (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on October 26, 2018 at the time of our initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants issued in the private placement in conjunction with our initial public offering, or private warrants, should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that its previously issued financial statements for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding private warrants to purchase common stock should no longer be relied upon.

Historically, the private warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the private warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the private warrants issued on October 26, 2018 and November 20, 2018, in light of the SEC Staff Statement. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations in each reporting period.

The change in accounting for the private warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the private warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Items Amended

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ALBERTON ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

FORWARD LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

part I

ITEM 1. BUSINESS

In this Amendment, references to the “Company” and to “we,” “us,” and “our” refer to Alberton Acquisition Corporation.

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

On March 19, 2021, Alberton, Merger Sub and SolarMax entered into an amendment (the “Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, Alberton agrees to make up to two additional Extension Loans (“Additional Loans”) in the amount $70,674 per month, but no more than two Additional Loans. The first Additional Loan was made on the date of the Second Amendment and the second Additional Loan will be made in April 2021. At the Closing, Alberton shall cause to be delivered to the Successor for cancellation, such number of sponsor shares as have a value, determined as provided in the Merger Agreement, equal to the amount of each $70,674 loan, which was the amount Alberton had initially agreed to pay.

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

As the date hereof, in connection with the April 2021 Extension, an aggregated amount of $2,572,276 was deposited into the Trust Account as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of redemption amount to each public share in connection with a future redemption.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. However, below is list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our private warrants are accounted for as liabilities and the changes in value of our private warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our private warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the private warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements as of and for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 (the “Restatement”). In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 26, 2018, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the private warrants and should no longer be relied upon.

Historically, the private warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for private warrants issued on October 26, 2018 and November 20, 2018, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our financial statements as of, and for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

On October 26, 2018, we consummated our initial public offering (the “IPO”) of 10,000,000 units. Each unit consists of one ordinary share, one redeemable warrant to purchase one-half of one ordinary share and one right to receive 1/10 of an ordinary share upon the consummation of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. On October 26, 2018, simultaneously with the consummation of the initial public offering, we consummated a private placement with our Sponsor of 300,000 private units at a price of $10.00 per private unit, each unit consisting of one ordinary share, one warrant to purchase one-half of one ordinary share (each, a “Private Warrant”) and one right to receive 1/10 of an ordinary share upon the consummation of our initial business combination, generating total proceeds of $3,000,000. On November 20, 2018, the underwriters exercised the over-allotment option in part and purchased 1,487,992 over-allotment option units at an offering price of $10.00 per unit, generating gross proceeds of $14,879,920. On November 20, 2018, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 29,760 private units to our Sponsor, generating gross proceeds of $297,600. On November 20, 2018, the underwriters waived their right to exercise the reminder of the over-allotment option. In connection with such waiver, an aggregate of 3,002 founder shares held by our initial shareholders were forfeited.

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

On April 23, 2020, Alberton held a special meeting, at which its shareholders approved an amendment to Alberton’s then current Memorandum and Articles of Association, extending the date by which Alberton must consummate its initial business combination from April 27, 2020 to October 26, 2020 or such earlier date as determined by the board of directors of Alberton; (the “April 2020 Extension”). In connection with the April 2020 Extension, public stockholders owning 10,073,512 ordinary shares of Alberton exercised their right to have their public shares redeemed, and those shareholders received $105,879,118 (or $10.51 per share) from the trust fund.

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

On October 26, 2020, Alberton held another special meeting, at which its shareholders approved an amendment to Alberton’s then current Memorandum and Articles of Association, extending the date by which Alberton must consummate its initial business combination from October 26, 2020 to April 26, 2021 or such earlier date as determined by the board of directors of Alberton (the “October 2020 Extension”). In connection with the October 2020 Extension, the holders of an additional 1,000 ordinary shares exercised their right to have their public shares redeemed, and those shareholders received $10,770.13 (or $10.77 per share) from the Trust Account.

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

For the year ended December 31, 2020, we had net income of $25,302, consisting of $559,404 of interest income from investments in our Trust Account, $10,740 gain on change in fair value of warrant liabilities, and $836 of interest income from deposits in our corporate bank account, offset by $545,678 of operating costs, consisting mostly of general and administrative expenses.

For the year ended December 31, 2019, we had net income of $2,168,220, consisting of $2,572,276 of interest income from investments in our Trust Account, $77,859 gain on change in fair value of warrant liabilities, and $2,193 of interest income from deposits in our corporate bank account, offset by $484,108 of operating costs, consisting mostly of general and administrative expenses.

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

As of the date thereof, we have issued promissory notes to various parties including our Sponsor in the aggregate amount of $3,830,374, among which $3,248,800 will be paid by delivery of founder shares owned by our sponsor in the same value based on the redemption price. In connection with extensions to complete the initial business combination, we issued a series of unsecured promissory notes to SolarMax in an aggregate amount of $473,370 and SolarMax agreed to make up to one additional payments of $70,674. To the extent that these notes exceed $60,000 per month, the Sponsor agreed to transfer to Successor for cancellation sponsor shares equal to such excess.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we previously conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Amendment, and in light of the restatement of our financial statements for the year ended December 31, 2020, our officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Restatement of Previously Issued Financial Statements

On June 14, 2021, we revised our prior position on accounting for private warrants and restated our financial statements to reclassify the Company’s private warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	The financial statements required to be included in this Amendment are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Amendment

(b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 23, 2018, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

2.1	Agreement and Plan of Merger, dated October 27, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

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

ALBERTON ACQUISITION CORPORATION

Dated: June 22, 2021	By:	/s/ Guan Wang
	Name:	Guan Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guan Wang	Chairwoman of the Board, Chief Executive Officer, and Treasurer	June 22, 2021
Guan Wang	(Principal Executive Officer)

/s/ Keqing (Kevin) Liu	Chief Financial Officer, Director and Secretary of the Board	June 22, 2021
Keqing (Kevin) Liu	(Principal Financial and Accounting Officer)

/s/ Peng Gao	Director	June 22, 2021
Peng Gao

/s/ William Walter Young	Director	June 22, 2021
William Walter Young

/s/ Qing S. Huang	Director	June 22, 2021
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

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the accompanying financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 have been restated to correct an error. Our opinion is not modified with respect to this matter.

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

New York, New York

April 5, 2021, except for Notes 2 and 3, as to which the date is June 22, 2021

ALBERTON ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated)	(As Restated)
Assets
Cash	$1,545	$477,154
Prepaid assets	-	8,333
Total Current Assets	1,545	485,487

Cash and investments held in Trust Account	15,364,991	119,045,327
Total Assets	$15,366,536	$119,530,814

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$181,293	$13,699
Due to related parties	402,106	-
Promissory notes	2,010,148	1,648,800
Promissory notes - related party	1,080,000	300,000
Total Current Liabilities	3,673,547	1,962,499

Warrants liabilities	522,579	533,319
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	8,216,923	6,516,615

Commitments and Contingencies

Ordinary shares subject to possible redemption, 197,756 and 10,426,080 shares at December 31, 2020 and 2019 (at conversion value of $10.87 and $10.36 per share), respectively	2,149,607	108,014,189

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,417,482 and 4,263,670 shares (excluding 197,756 and 10,426,080 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	2,410,382	2,435,688
Retained earnings	2,589,624	2,564,322
Total Shareholders’ Equity	5,000,006	5,000,010

Total Liabilities and Shareholders’ Equity	$15,366,536	$119,530,814

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(As Restated)	(As Restated)
Operating costs	$545,678	$484,108
Loss from operations	(545,678)	(484,108)

Other income:
Interest income - bank	836	2,193
Interest income	559,404	2,572,276
Change in fair value of warrant liabilities	10,740	77,859
Total other income	570,980	2,652,328

Net income	25,302	2,168,220
Less: income attributable to ordinary shares subject to possible redemption	(78,261)	(2,334,598)
Adjusted net loss	$(52,959)	$(166,378)

Basic and diluted weighted average shares outstanding (1)	4,356,194	4,143,456

Adjusted basic and diluted net loss per ordinary share	$(0.01)	$(0.04)

(1)	Excludes an aggregate of up to 197,756 and 10,426,080 shares subject to possible redemption at December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(As Restated)

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - December 31, 2018	4,147,322	$4,603,901	$396,102	$5,000,003
Change in ordinary shares subject to possible redemption	116,348	(2,168,213)	-	(2,168,213)
Net income	-	-	2,168,220	2,168,220
Balance - December 31, 2019	4,263,670	2,435,688	2,564,322	5,000,010
Change in ordinary shares subject to possible redemption	153,812	(25,306)	-	(25,306)
Net income	-	-	25,302	25,302
Balance - December 31, 2020	4,417,482	$2,410,382	$2,589,624	$5,000,006

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net income	$25,302	$2,168,220
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(559,404)	(2,572,276)
Change in fair value of warrant liabilities	(10,740)	(77,859)
Changes in current assets and current liabilities:
Prepaid assets	8,333	5,429
Accounts payable and accrued expense	167,594	3,610
Due to related parties	402,106	(2,379)
Net Cash Used in Operating Activities	33,191	(475,255)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,650,148)	(1,148,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	105,889,888	-
Net Cash Provided by Investing Activities	104,239,740	(1,148,800)

Cash Flows from Financing Activities:
Proceeds from underwriter’s unit purchase option	-	1,648,800
Proceeds from promissory notes	361,348
Proceeds from promissory note – related party	780,000	-
Redemption of ordinary shares	(105,889,888)	-
Net Cash Provided by Financing Activities	(104,748,540)	1,648,800

Net (Decrease) Increase in Cash	(475,609)	24,745
Cash – Beginning of the year	477,154	452,409
Cash – Ending of year	$1,545	$477,154

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$25,306	$2,168,213

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

Financing

The registration statement for the Company’s initial public offering (the “Initial Public Offering” as described in Note 4) was declared effective by the United States Securities and Exchange Commission (“SEC”) on October 23, 2018. On October 26, 2018, the Company consummated the Initial Public Offering of 10,000,000 units at $10.00 per unit (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units offered, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Hong Ye Hong Kong Shareholding Co., Limited (the “Sponsor”), generating gross proceeds of $3,000,000, which is described in Note 5.

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 6 - Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any Public Shares acquired in or after the Initial Public Offering, in favor of any proposed Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

On October 18, 2019, the Company deposited $1,148,799 into its Trust Account (the “Extension Funds”) to extend the period to consummate a Business Combination until January 24, 2020. The Extension Funds were proceeds of a note in the principal amount of $1,148,800 (the “GN Note 1”) the Company issued to Global Nature Investment Holdings Limited (“Global Nature”), a company incorporated under the laws of the Cayman Islands, its registered assignees or successor in interest (the “Payee”). The GN Note 1 was issued in connection with a non-binding letter of intent entered into by and between Alberton and Global Nature on September 13, 2019, to consummate a potential Business Combination with Global Nature (the “GN LOI”) (see Note 7).

On January 23, 2020, the Company deposited an additional $1,148,800 into the Trust Account to further extend the time available for the Company to complete a Business Combination from January 24, 2020 to April 27, 2020 (the “Extension”). The Extension was partially funded from a $780,000 loan provided by the Sponsor and $368,800 from the Company’s working capital. In connection with the loan provided by the Sponsor, the Company issued a promissory note (the “Sponsor Note”) to the Sponsor in the aggregate principal amount of $780,000 (see Note 6).

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

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the Extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”). Through December 31, 2020, the Company deposited an aggregate of $501,348 into the Trust Account to fund the Extension. The Extension was partially funded from an $140,000 advance provided by the Sponsor (see Note 6), $100,000 from the AMC Note (defined below) and $261,348 from the SolarMax Notes (see Note 7).

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the release of the Securities and Exchange Commission’s “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

Based on the re-evaluation, the Company concluded that the public warrants (as defined in Note 4) meet the criteria of equity classification and its historical accounting as equity is appropriate, which should be recorded at their relative fair value at the issuance date and remeasurement is not required. The Company previously accounted for its outstanding warrants issued in the Private Units (“Private Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. Based on management’s evaluation, in consultation with the Company’s audit committee, the Company’s management concluded that the Company’s Private Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As a result, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements in its Form 10-K. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The restated classification and reported values of the Private Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2019
Warrant liabilities	$-	$533,319	$533,319
Ordinary shares subject to possible redemption	$108,547,510	$(533,321)	$108,014,189
Ordinary shares	$2,567,939	$(132,251)	$2,435,688
Retained earnings	$2,432,069	$132,253	$2,564,322
Total shareholders’ equity	$5,000,008	$2	$5,000,010

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2020
Warrant liabilities	$-	$522,579	$52,579
Ordinary shares subject to possible redemption	$2,672,183	$(522,576)	$2,149,607
Ordinary shares	$2,553,378	$(142,996)	$2,410,382
Retained earnings	$2,446,631	$142,993	$2,589,624
Total shareholders’ equity	$5,000,009	$(3)	$5,000,006

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Year Ended December 31, 2019
Change in fair value of warrant liabilities	$-	$77,859	$77,859
Net income	$2,090,361	$77,859	$2,168,220
Income attributable to ordinary shares subject to possible redemption	$(2,345,916)	$11,318	$(2,334,598)
Adjusted net loss	$(255,555)	$89,177	$(166,378)
Basic and diluted weighted average shares outstanding	4,097,705	45,751	4,143,456
Adjusted basic and diluted net loss per ordinary share	$(0.06)	$0.02	$(0.04)

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Year Ended December 31, 2020
Change in fair value of warrant liabilities	$-	$10,740	$10,740
Net income	$14,562	$10,740	$25,302
Income attributable to ordinary shares subject to possible redemption	$(97,280)	$19,019	$(78,261)
Adjusted net loss	$(82,718)	$29,759	$(52,959)
Basic and diluted weighted average shares outstanding	4,307,454	48,740	4,356,194
Adjusted basic and diluted net loss per ordinary share	$(0.02)	$0.01	$(0.01)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Year Ended December 31, 2019
Net income	$2,090,361	$77,859	$2,168,220
Change in fair value of warrant liabilities	-	$(77,859)	$(77,859)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Year Ended December 31, 2020
Net income	$14,562	$10,740	$25,302
Change in fair value of warrant liabilities	-	$(10,740)	$(10,740)

Note 3 — Significant Accounting Policies

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Investments Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrants Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Fair Value of Financial Instruments (As Restated)

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2020	December 31, 2019
Warrant liabilities – Private Warrants	3	$522,579	$533,319

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The change in the fair value of warrant liabilities regarding Level 3 fair value measurements is summarized as follows

Warrant liabilities at December 31, 2018	$611,178
Change in fair value of warrants liabilities for the year ended December 31, 2019	(77,859)
Warrant liabilities at December 31, 2019	533,319
Change in fair value of warrants liabilities for the year ended December 31, 2020	(10,740)
Warrant liabilities at December 31, 2020	$522,579

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 as the Company concluded that its Private Warrants are not indexed to the Company’s ordinary shares because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares and are presented within warrant liabilities on the Company’s accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The fair value of the Private Warrants was estimated using the Black-Scholes option-pricing model. The application of the Black-Scholes option-pricing model requires the use of a number of inputs and significant assumptions including volatility. Significant judgment is required in determining the expected volatility of the ordinary shares. Due to the limited history of trading of the Company’s ordinary shares, the Company determined expected volatility based on a peer group of publicly traded companies. The following reflects the inputs and assumptions used:

	December 31, 2020	December 31, 2019
Stock price	$11.41	$10.35
Exercise price	$11.50	$11.50
Risk-free interest rate	0.40%	1.71%
Expected term (in years)	5.25	5.25
Expected dividend yield	0.00%	0.00%
Expected volatility	41.59%	37.70%
Merger probability adjustment	75.00%	95.00%

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Unit

Pursuant to the Initial Public Offering on October 26, 2018, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. On November 20, 2018, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of an additional 1,487,992 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one half of one ordinary share at an exercise price of $11.50 (see Note 11). Every 10 Public Rights will convert automatically into one ordinary share upon consummation of a Business Combination (see Note 11).

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

Note 5 — Private Placements

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

Note 6 — Related Party Transactions

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

Other than the $1,000 per month administrative fee, the $290,000 payment to White and Williams LLP (an affiliate of our director) for its legal services to the Company in connection with the IPO and other payments to such firm for legal services (including with respect to periodic filings) prior to the initial Business Combination and the $1,080,000 of non-interest bearing loans described above, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combination as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 7 — Promissory Notes

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

Note 8 — Cash and Investments Held in Trust Account

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

Note 9 — Commitments and Contingencies

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

Note 10 — Deferred Underwriter Compensation

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

Note 11 — Shareholders’ Equity (restated)

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of December 31, 2020 and 2019, the Company had issued an aggregate of 4,417,482 and 4,263,670 ordinary shares, excluding 197,756 and 10,426,080 shares of ordinary shares subject to possible redemption, respectively.

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

Note 12 — Reconciliation of Adjusted Net Loss per Ordinary Share (As Restated)

The Company’s net (loss) income is adjusted for the portion of income or loss that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Year Ended December 31,
	2020	2019
Net income	$25,302	$2,168,220
Less: income attributable to ordinary shares subject to redemption (1)	(78,261)	(2,334,598)
Adjusted net loss	$(52,959)	$(166,378)

Basic and diluted weighted average shares outstanding (2)	4,356,194	4,143,456
Basic and diluted adjusted net loss per ordinary share	$(0.01)	$(0.04)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.

(2)	Excludes an aggregate of up to 197,756 and 10,426,080 shares subject to possible redemption at December 31, 2020 and 2019, respectively.

Note 13 — Subsequent Events

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

Note 14 — Quarterly Financial Data (Unaudited) (Restated)

In lieu of filing amended Quarterly Report on Form 10-Q for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, the following tables represent the Company’s restated financial statements (unaudited) for each of the restated periods.

ALBERTON ACQUISITION CORPORATION

BALANCE SHEET

MARCH 31, 2019

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$296,759	$-	$296,759
Prepaid assets	7,415	-	7,415
Total Current Assets	304,174	-	304,174
			-
Cash and investments held in Trust Account	116,012,861	-	116,012,861
Total Assets	$116,317,035	$-	$116,317,035

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$4,069	$-	$4,069
Promissory note - related party	300,000	-	300,000
Total Current Liabilities	304,069	-	304,069

Warrants liabilities	-	585,321	585,321
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	4,324,866	585,321	4,910,187

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,593,284 and 10,535,331 shares as previously reported and as restated, respectively, at conversion value of $10.10 per share	106,992,168	(585,326)	106,406,842

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,096,466 and 4,154,419 shares (excluding 10,593,284 and 10,535,331 shares subject to possible redemption) as previously reported and as restated, respectively	4,123,281	(80,246)	4,043,035
Retained earnings	876,720	80,251	956,971
Total Shareholders’ Equity	5,000,001	5	5,000,006

Total Liabilities and Shareholders’ Equity	$116,317,035	$-	$116,317,035

ALBERTON ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2019
	As Previously		As
	Reported	Adjustments	Restated
Operating costs	$153,741	$-	$153,741
Loss from operations	(153,741)	-	(153,741)

Other income:
Interest income - bank	143	-	143
Interest income	688,610	-	688,610
Change in fair value of warrant liabilities	-	25,857	25,857
Total other income	688,753	25,857	714,610

Net income	535,012	25,857	560,869
Less: income attributable to ordinary shares subject to possible redemption	(634,967)	3,443	(631,524)
Adjusted net loss	$(99,955)	$29,300	$(70,655)

Basic and diluted weighted average shares outstanding (1)	4,086,448	60,874	4,147,322

Adjusted basic and diluted net loss per ordinary share	$(0.02)	$-	$(0.02)

(1)	Excludes an aggregate of up to 10,593,284 and 10,535,331 ordinary shares subject to possible redemption as previously reported and as restated, respectively, at March 31, 2019.

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$535,012	$25,857	$560,869
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(688,610)	-	(688,610)
Change in fair value of warrant liabilities	-	(25,857)	(25,857)
Changes in current assets and current liabilities:
Prepaid assets	6,347	-	6,347
Accounts payable and accrued expense	(6,020)	-	(6,020)
Due to related parties	(2,379)	-	(2,379)
Net Cash Used in Operating Activities	(155,650)	-	(155,650)

Net Decrease in Cash	(155,650)	-	(155,650)
Cash – Beginning of the period	452,409	-	452,409
Cash – Ending of period	$296,759	$-	$296,759

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$535,015	$25,851	$560,866

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
JUNE 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$165,890	$-	$165,890
Prepaid assets	1,651	-	1,651
Total Current Assets	167,541	-	167,541
			-
Cash and investments held in Trust Account	116,706,912	-	116,706,912
Total Assets	$116,874,453	$-	$116,874,453

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$4,272	$-	$4,272
Promissory note - related party	300,000	-	300,000
Total Current Liabilities	304,272	-	304,272

Warrants liabilities	-	568,672	568,672
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	4,325,069	568,672	4,893,741

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,585,569 and 10,529,597 shares as previously reported and as restated, respectively, at conversion value of $10.16 per share	107,549,381	(568,677)	106,980,704

Shareholders’ Equity:
Preference shares no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,104,181 and 4,160,153 shares (excluding 10,585,569 and 10,529,597 shares subject to possible redemption) as previously reported and as restated, respectively	3,566,068	(96,895)	3,469,173
Retained earnings	1,433,935	96,900	1,530,835
Total Shareholders’ Equity	5,000,003	5	5,000,008

Total Liabilities and Shareholders’ Equity	$116,874,453	$-	$116,874,453

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$137,145	$-	$137,145	$290,886	$-	$290,886
Loss from operations	(137,145)	-	(137,145)	(290,886)	-	(290,886)

Other income:
Interest income - bank	309	-	309	452	-	452
Interest income	694,051	-	694,051	1,382,661	-	1,382,661
Change in fair value of warrant liabilities	-	16,649	16,649	-	42,506	42,506
Total other income	694,360	16,649	711,009	1,383,113	42,506	1,425,619

Net income	557,215	16,649	573,864	1,092,227	42,506	1,134,733
Less: income attributable to ordinary shares subject to possible redemption	(639,499)	3,332	(636,167)	(1,273,984)	6,637	(1,267,347)
Adjusted net loss	$(82,284)	$19,981	$(62,303)	$(181,757)	$49,143	$(132,614)

Basic and diluted weighted average shares outstanding (1)	4,104,181	50,238	4,154,419	4,091,485	59,405	4,150,890

Adjusted basic and diluted net loss per ordinary share	$(0.02)	$0.01	$(0.01)	$(0.04)	$0.01	$(0.03)

(1)	Excludes an aggregate of up to 10,585,569 and 10,529,597 ordinary shares subject to possible redemption as previously reported and as restated, respectively, at June 30, 2019.

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$1,092,227	$42,506	$1,134,733
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(1,382,661)	-	(1,382,661)
Change in fair value of warrant liabilities	-	(42,506)	(42,506)
Changes in current assets and current liabilities:
Prepaid assets	12,111	-	12,111
Accounts payable and accrued expense	(5,817)	-	(5,817)
Due to related parties	(2,379)	-	(2,379)
Net Cash Used in Operating Activities	(286,519)	-	(286,519)

Net Decrease in Cash	(286,519)	-	(286,519)
Cash – Beginning of the period	452,409	-	452,409
Cash – Ending of period	$165,890	$-	$165,890

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,092,228	$42,500	$1,134,728

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$1,237,095	$-	$1,237,095
Total Current Assets	1,237,095	-	1,237,095
			-
Cash and investments held in Trust Account	117,324,145	-	117,324,145
Total Assets	$118,561,240	$-	$118,561,240

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$5,675	$-	$5,675
Promissory note	1,148,800	-	1,148,800
Promissory note - related party	300,000	-	300,000
Total Current Liabilities	1,454,475	-	1,454,475

Warrants liabilities	-	548,309	548,309
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	5,475,272	548,309	6,023,581

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,586,284 and 10,532,581 shares as previously reported and as restated, respectively, at conversion value of $10.21 per share	108,085,960	(548,309)	107,537,651

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,103,466 and 4,157,169 shares (excluding 10,586,284 and 10,532,581 shares subject to possible redemption) as previously reported and as restated, respectively	3,029,489	(117,263)	2,912,226
Retained earnings	1,970,519	117,263	2,087,782
Total Shareholders’ Equity	5,000,008	-	5,000,008

Total Liabilities and Shareholders’ Equity	$118,561,240	$-	$118,561,240

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$80,795	$-	$80,795	$371,681	$-	$371,681
Loss from operations	(80,795)	-	(80,795)	(371,681)	-	(371,681)

Other income:
Interest income - bank	146	-	146	598	-	598
Interest income	617,233	-	617,233	1,999,894	-	1,999,894
Change in fair value of warrant liabilities	-	20,363	20,363	-	62,869	62,869
Total other income	617,379	20,363	637,742	2,000,492	62,869	2,063,361

Net income	536,584	20,363	556,947	1,628,811	62,869	1,691,680
Less: income attributable to ordinary shares subject to possible redemption	(568,780)	2,901	(565,879)	(1,842,902)	9,399	(1,833,503)
Adjusted net loss	$(32,196)	$23,264	$(8,932)	$(214,091)	$72,268	$(141,823)

Basic and diluted weighted average shares outstanding (1)	4,104,181	55,972	4,160,153	4,095,763	57,758	4,153,521

Adjusted basic and diluted net loss per ordinary share	$(0.01)	$0.01	$(0.00)	$(0.05)	$0.02	$(0.03)

(1)	Excludes an aggregate of up to 10,586,284 and 10,532,581 ordinary shares subject to possible redemption as previously reported and as restated, respectively, at September 30, 2019.

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$1,628,811	$62,869	$1,691,680
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(1,999,894)	-	(1,999,894)
Change in fair value of warrant liabilities	-	(62,869)	(62,869)
Changes in current assets and current liabilities:
Prepaid assets	13,762	-	13,762
Accounts payable and accrued expense	(4,414)	-	(4,414)
Due to related parties	(2,379)	-	(2,379)
Net Cash Used in Operating Activities	(364,114)	-	(364,114)

Cash Flows from Financing Activities:
Proceeds from promissory note	1,148,800	-	1,148,800
Net Cash Provided by Financing Activities	1,148,800	-	1,148,800

Net Increase in Cash	784,686	-	784,686
Cash – Beginning of the period	452,409	-	452,409
Cash – Ending of period	$1,237,095	$-	$1,237,095

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,628,807	$62,868	$1,691,675

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
MARCH 31, 2020

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$11,178	$-	$11,178
Prepaid assets	48,625	-	48,625
Total Current Assets	59,803	-	59,803
			-
Cash and investments held in Trust Account	120,728,495	-	120,728,495
Total Assets	$120,788,298	$-	$120,788,298

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$105,043	$-	$105,043
Promissory note	1,648,800	-	1,648,800
Promissory note - related party	1,080,000	-	1,080,000
Total Current Liabilities	2,833,843	-	2,833,843

Warrants liabilities	-	516,901	516,901
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	6,854,640	516,901	7,371,541

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,364,762 and 10,315,581 shares as previously reported and as restated, respectively, at conversion value of $10.51 per share	108,933,649	(516,894)	108,416,755

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,324,988 and 4,374,169 shares (excluding 10,364,762 and 10,315,581 shares subject to possible redemption) as previously reported and as restated, respectively	2,181,800	(148,678)	2,033,122
Retained earnings	2,818,209	148,671	2,966,880
Total Shareholders’ Equity	5,000,009	(7)	5,000,002

Total Liabilities and Shareholders’ Equity	$120,788,298	$-	$120,788,298

ALBERTON ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2020
	As Previously		As
	Reported	Adjustments	Restated
Operating costs	$149,055	$-	$149,055
Loss from operations	(149,055)	-	(149,055)

Other income:
Interest income - bank	827	-	827
Interest income	534,368	-	534,368
Change in fair value of warrant liabilities	-	16,418	16,418
Total other income	535,195	16,418	551,613

Net income	386,140	16,418	402,558
Less: income attributable to ordinary shares subject to possible redemption	(482,107)	2,298	(479,809)
Adjusted net loss	$(95,967)	$18,716	$(77,251)

Basic and diluted weighted average shares outstanding (1)	4,212,191	51,479	4,263,670

Adjusted basic and diluted net loss per ordinary share	$(0.02)	$-	$(0.02)

(1)	Excludes an aggregate of up to 10,364,762 and 10,315,581 ordinary shares subject to possible redemption as previously reported and as restated, respectively, at March 31, 2020.

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$386,140	$16,418	$402,558
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(534,368)	-	(534,368)
Change in fair value of warrant liabilities	-	(16,418)	(16,418)
Changes in current assets and current liabilities:
Prepaid assets	(40,292)	-	(40,292)
Accounts payable and accrued expense	91,344	-	91,344
Net Cash Used in Operating Activities	(97,176)	-	(97,176)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,148,800)	-	(1,148,800)
Net Cash Used in Investing Activities	(1,148,800)	-	(1,148,800)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	-	780,000
Net Cash Provided by Financing Activities	780,000	-	780,000

Net Decrease in Cash	(465,976)	-	(465,976)
Cash – Beginning of the period	477,154	-	477,154
Cash – Ending of period	$11,178	$-	$11,178

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$386,139	$16,427	$402,566

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
JUNE 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$9,289	$-	$9,289
Prepaid assets	36,010	-	36,010
Total Current Assets	45,299	-	45,299
			-
Cash and investments held in Trust Account	14,993,648	-	14,993,648
Total Assets	$15,038,947	$-	$15,038,947

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$156,574	$-	$156,574
Due to related party	100,005	-	100,005
Promissory note	1,748,800	-	1,748,800
Promissory note - related party	1,080,000	-	1,080,000
Total Current Liabilities	3,085,379	-	3,085,379

Warrants liabilities	-	510,839	510,839
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	7,106,176	510,839	7,617,015

Commitments and Contingencies

Ordinary shares subject to possible redemption, 276,676 and 228,484 shares as previously reported and as restated, respectively, at conversion value of $10.60 per share	2,932,762	(510,833)	2,421,929

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,339,562 and 4,387,754 shares (excluding 276,676 and 228,484 shares subject to possible redemption) as previously reported and as restated, respectively	2,303,569	(154,739)	2,148,830
Retained earnings	2,696,440	154,733	2,851,173
Total Shareholders’ Equity	5,000,009	(6)	5,000,003

Total Liabilities and Shareholders’ Equity	$15,038,947	$-	$15,038,947

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$146,045	$-	$146,045	$295,100	$-	$295,100
Loss from operations	(146,045)	-	(146,045)	(295,100)	-	(295,100)

Other income:
Interest income - bank	5	-	5	832	-	832
Interest income	24,271	-	24,271	558,639	-	558,639
Change in fair value of warrant liabilities	-	6,062	6,062	-	22,480	22,480
Total other income	24,276	6,062	30,338	559,471	22,480	581,951

Net (loss) income	(121,769)	6,062	(115,707)	264,371	22,480	286,851
Less: income attributable to ordinary shares subject to possible redemption	(4,747)	827	(3,920)	(109,270)	19,050	(90,220)
Adjusted net loss	$(126,516)	$6,889	$(119,627)	$155,101	$41,530	$196,631

Basic and diluted weighted average shares outstanding (1)	4,324,988	49,181	4,374,169	4,268,590	50,330	4,318,920

Adjusted basic and diluted net loss per ordinary share	$(0.03)	$0.00	$(0.03)	$0.04	$0.01	$0.05

(1)	Excludes an aggregate of up to 276,676 and 228,484 ordinary shares subject to possible redemption as previously reported and as restated, respectively, at June 30, 2020.

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$264,371	$22,480	$286,851
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(558,639)	-	(558,639)
Change in fair value of warrant liabilities	-	(22,480)	(22,480)
Changes in current assets and current liabilities:
Prepaid assets	(27,677)	-	(27,677)
Accounts payable and accrued expense	142,875	-	142,875
Due to related party	100,005	-	100,005
Net Cash Used in Operating Activities	(79,065)	-	(79,065)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,268,800)	-	(1,268,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	105,879,118	-	105,879,118
Net Cash Provided by Investing Activities	104,610,318	-	104,610,318

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	-	780,000
Proceeds from promissory note	100,000	-	100,000
Redemption of ordinary shares	(105,879,118)	-	(105,879,118)
Net Cash Used in Financing Activities	(104,999,118)	-	(104,999,118)

Net Decrease in Cash	(467,865)	-	(467,865)
Cash – Beginning of the period	477,154	-	477,154
Cash – Ending of period	$9,289	$-	$9,289

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$264,370	$22,488	$286,858

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$1,595	$-	$1,595
Prepaid assets	19,385	-	19,385
Total Current Assets	20,980	-	20,980
			-
Cash and investments held in Trust Account	15,174,028	-	15,174,028
Total Assets	$15,195,008	$-	$15,195,008

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$187,604	$-	$187,604
Due to related party	205,000	-	205,000
Promissory notes	1,868,800	-	1,868,800
Promissory note - related party	1,080,000	-	1,080,000
Total Current Liabilities	3,341,404	-	3,341,404

Warrants liabilities	-	495,105	495,105
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	7,362,201	495,105	7,857,306

Commitments and Contingencies

Ordinary shares subject to possible redemption, 264,008 and 217,866 shares as previously reported and as restated, respectively, at conversion value of $10.73 per share	2,832,801	(495,103)	2,337,698

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,352,230 and 4,398,372 shares (excluding 264,008 and 217,866 shares subject to possible redemption) as previously reported and as restated, respectively	2,403,530	(170,469)	2,233,061
Retained earnings	2,596,476	170,467	2,766,943
Total Shareholders’ Equity	5,000,006	(2)	5,000,004

Total Liabilities and Shareholders’ Equity	$15,195,008	$-	$15,195,008

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$100,347	$-	$100,347	$395,447	$-	$395,447
Loss from operations	(100,347)	-	(100,347)	(395,447)	-	(395,447)

Other income:
Interest income - bank	3	-	3	835	-	835
Interest income	380	-	380	559,019	-	559,019
Change in fair value of warrant liabilities	-	15,734	15,734	-	38,214	38,214
Total other income	383	15,734	16,117	559,854	38,214	598,068

Net (loss) income	(99,964)	15,734	(84,230)	164,407	38,214	202,621
Less: income attributable to ordinary shares subject to possible redemption	(71)	12	(59)	(104,313)	18,224	(86,089)
Adjusted net (loss) income	$(100,035)	$15,746	$(84,289)	$60,094	$56,438	$116,532

Basic and diluted weighted average shares outstanding (1)	4,339,562	48,192	4,387,754	4,292,420	48,465	4,340,885

Adjusted basic and diluted net (loss) income per ordinary share	$(0.02)	$0.00	$(0.02)	$0.01	$0.02	$0.03

(1)	Excludes an aggregate of up to 264,008 and 217,866 ordinary shares subject to possible redemption as previously reported and as restated, respectively, at September 30, 2020.

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$164,407	$38,214	$202,621
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(559,019)	-	(559,019)
Change in fair value of warrant liabilities	-	(38,214)	(38,214)
Changes in current assets and current liabilities:
Prepaid assets	(11,052)	-	(11,052)
Accounts payable and accrued expense	173,905	-	173,905
Due to related party	205,000	-	205,000
Net Cash Used in Operating Activities	(26,759)	-	(26,759)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,448,800)	-	(1,448,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	105,879,118	-	105,879,118
Net Cash Provided by Investing Activities	104,430,318	-	104,430,318

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	-	780,000
Proceeds from promissory note	220,000	-	220,000
Redemption of ordinary shares	(105,879,118)	-	(105,879,118)
Net Cash Used in Financing Activities	(104,879,118)	-	(104,879,118)

Net Decrease in Cash	(475,559)	-	(475,559)
Cash – Beginning of the period	477,154	-	477,154
Cash – Ending of period	$1,595	$-	$1,595

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$164,409	$38,218	$202,627