Form 10-Q
period 2021-03-31
Alberton Acquisition Corp
filed 2021-06-22
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of the date hereof, there were 4,615,238 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

 FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

 (UNAUDITED)

	March 31,	December 31,
	2021	2020
Assets
Cash	$1,431	$1,545
Prepaid assets	43,500	-
Total Current Assets	44,931	1,545

Cash and investments held in Trust Account	15,577,394	15,364,991
Total Assets	$15,622,325	$15,366,536

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$218,841	$181,293
Due to related parties	634,164	402,106
Promissory notes	2,222,170	2,010,148
Promissory notes - related party	1,080,000	1,080,000
Total Current Liabilities	4,155,175	3,673,547

Warrants liabilities	466,900	522,579
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	8,642,872	8,216,923

Commitments and Contingencies

Ordinary shares subject to possible redemption, 179,623 and 197,756 shares at March 31, 2021 and December 31, 2020 (at conversion value of $11.02 and $10.87 per share), respectively	1,979,445	2,149,607

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,435,615 and 4,417,482 shares (excluding 179,623 and 197,756 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	2,580,544	2,410,382
Retained earnings	2,419,464	2,589,624
Total Shareholders’ Equity	5,000,008	5,000,006

Total Liabilities and Shareholders’ Equity	$15,622,325	$15,366,536

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating costs	$226,220	$149,055
Loss from operations	(226,220)	(149,055)

Other income:
Interest income - bank	-	827
Interest income	381	534,368
Change in fair value of warrant liabilities	55,679	16,418
Total other income	56,060	551,613

Net (loss) income	(170,160)	402,558
Less: income attributable to ordinary shares subject to possible redemption	(48)	(479,809)
Adjusted net loss	$(170,208)	$(77,251)

Basic and diluted weighted average shares outstanding (1)	4,417,482	4,263,670

Adjusted basic and diluted net loss per ordinary share	$(0.04)	$(0.02)

(1) Excludes an aggregate of up to 179,623 and 10,315,581 shares subject to possible redemption at March 31, 2021 and 2020, respectively.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2020

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - January 1, 2020	4,263,670	$2,435,688	$2,564,322	$5,000,010
Change in ordinary shares subject to possible redemption	110,499	(402,566)	-	(402,566)
Net income	-	-	402,558	402,558
Balance - March 31, 2020	4,374,169	$2,033,122	$2,966,880	$5,000,002

Three Months Ended March 31, 2021

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - January 1, 2021	4,417,482	$2,410,382	$2,589,624	$5,000,006
Change in ordinary shares subject to possible redemption	18,133	170,162	-	170,162
Net loss	-	-	(170,160)	(170,160)
Balance - March 31, 2021	4,435,615	$2,580,544	$2,419,464	$5,000,008

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(170,160)	$402,558
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(381)	(534,368)
Change in fair value of warrant liabilities	(55,679)	(16,418)
Changes in current assets and current liabilities:
Prepaid assets	(43,500)	(40,292)
Accounts payable and accrued expense	37,548	91,344
Due to related parties	232,058	-
Net Cash Used in Operating Activities	(114)	(97,176)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(212,022)	(1,148,800)
Net Cash Used in Investing Activities	(212,022)	(1,148,800)

Cash Flows from Financing Activities:
Proceeds from promissory notes	212,022	-
Proceeds from promissory note – related party	-	780,000
Net Cash Provided by Financing Activities	212,022	780,000

Net Decrease in Cash	(114)	(465,976)
Cash – Beginning of the period	1,545	477,154
Cash – Ending of period	$1,431	$11,178

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$170,162	$402,566

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations and had until April 26, 2021 to consummate a Business Combination. On March 26, 2021, the Company filed a definitive proxy statement in Form 14A for the purposes of seeking its shareholder approval to extend the date before which the Company must complete an initial Business Combination until October 26, 2021 or such earlier date as determined and related matters at a special meeting in lieu of the 2020 Annual Meeting in order to be compliance with Annual Meeting Requirement. On April 23, 2021, at the 2020 Annual Meeting, the Company’s shareholders approved to amend the Company’s memorandum and articles of association to extend the date before which the Company must complete a business combination (the “Termination Date”) from April 26, 2021 (the “Current Termination Date”) to October 26, 2021 or such earlier date as determined by the Board.

The Company has one subsidiary, Alberton Merger Subsidiary Inc., a wholly owned subsidiary of the Company incorporated in Nevada on October 16, 2020 (“Merger Sub”). The Merger Sub was established for the purpose of the potential Business Combination with SolarMax Technology, Inc. (“SolarMax”), a Nevada corporation. Alberton will re-domesticate from a British Virgin Islands corporation into a Nevada corporation so as to continue as a Nevada corporation immediately prior to the closing of the Business Combination with SolarMax, if consummated by October 26, 2021.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 26, 2021.

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

On April 23, 2020, the Company filed an amendment to its Articles of Association with the Registrar of the British Virgin Islands to extend the time that it needs to complete an initial Business Combination from April 27, 2020 to October 26, 2020 or such an earlier date as determined by its board of directors (the “Extension”). In connection with the Extension, shareholders holding 10,073,512 public shares exercised their right to redeem such shares for a pro rata portion of fund held in the Trust Account. As a result, an aggregate of $105,879,118 (or $10.51 per share) was removed from the Trust Account to pay such shareholders.

On October 26, 2020, the Company filed an amendment to its Articles of Association with the Registrar of the British Virgin Islands to extend the time that it needs to complete an initial Business Combination from October 26, 2020 to April 26, 2021 or such an earlier date as determined by its board of directors (the “Second Extension”). In connection with the Second Extension, shareholders holding 1,000 public shares exercised their right to redeem such shares for a pro rata portion of fund held in the Trust Account. As a result, an aggregate of $10,770 (or $10.77013 per share) was removed from the Trust Account to pay such shareholders.

On April 23, 2021, at the 2020 Annual Meeting, the Company’s shareholders approved to amend the Company’s memorandum and articles of association to extend the date before which the Company must complete a business combination from April 26, 2021 to October 26, 2021 or such earlier date as determined by the Board (the “Third Extension). In connection with the Third Extension, shareholders holding 135,069 public shares exercised their right to redeem such shares for a pro rata portion of fund held in the Trust Account. As a result, an aggregate of $1,495,303.45 (or $11.07 per share) was released from the Trust Account to pay such shareholders.

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

On April 23, 2021, the Company’s shareholders approved to amend the Company’s memorandum and articles of association to extend the date before which the Company must complete a business combination from April 26, 2021 to October 26, 2021 or such earlier date as determined by the Board. If the Company is unable to complete its initial business combination by October 26, 2021 or such longer period that its shareholders may approve, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account not previously released to the Company for its tax obligations, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, seek to dissolve and liquidate subject to its obligations under British Virgin Islands law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. This redemption of public shares from the Trust Account shall be effected as required by function of its amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the Extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”). Through December 31, 2020, the Company deposited an aggregate of $501,348 into the Trust Account to fund the Extension. The Extension was partially funded from a $140,000 advance provided by the Sponsor (see Note 5), $100,000 from the AMC Note (defined below) and $261,348 from the SolarMax Notes (see Note 6).

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

On April 15, 2021, the Company announced that it has agreed that if the Extension is approved, for the aggregate public shares that are not redeemed by the Company’s shareholders in connection with the Extension (collectively, the “Remaining Shares”, each, a “Remaining Share”), for each monthly period, or portion thereof, that is needed by the Company to complete an initial business combination during the Extension, it will deposit $0.06 per Remaining Share. If no shares are redeemed, the monthly payment to the trust account as additional interest will be $84,808.80, based on a commitment from its sponsor (the “Cash Contribution”).

The per-share pro rata portion of the trust account on March 18, 2021 (the “Record Date”) after taking into account taxes owed but not paid by such date (which is expected to be the same approximate amount two business days prior to the meeting) was approximately $10.97. If the Extension is approved and the Company takes the full six months to complete its initial business combination, the redemption amount per share at the meeting for such business combination or the Company’s subsequent liquidation will be approximately $11.33, in comparison to the current redemption amount of $10.97 (solely based on redemption price as of the current Record Date).

On April 23, 2021, the Company held its special meeting in lieu of the 2020 annual meeting of the shareholders. At the Special Meeting, the Company’s shareholders approved to amend the Company’s memorandum and articles of association to extend the date before which the Company must complete a business combination from April 26, 2021 to October 26, 2021.

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

NASDAQ Delisting Notifications and Regaining Compliance

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

On May 3, 2021, the Company received a letter from Nasdaq, advising the Company that the Company had regained compliance with the Annual Meeting Requirement based on the Company’s Form 8-K filed on April 26, 2021, indicating that the Company’s proxy was distributed on April 15, 2021 and its annual meeting of shareholders was held on April 23, 2021.

On June 9, 2021, the Company received a notice from Nasdaq notifying the Company that, because its Form 10-Q for the period ended March 31, 2021 was not filed with the SEC by the required due date of May 17, 2021, the Company is therefore not in compliance with the periodic filing requirements for continued listing set forth in NASDAQ Listing Rule 5250(c)(1). This Notice received has no immediate effect on the listing or trading of the Company's shares. Nasdaq has provided the Company with 60 calendar days, until August 9, 2021 to submit a plan to regain compliance. If Nasdaq accepts the Company's plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for the filing of the 2021 10-Q, or November 22, 2021, to regain compliance.

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the periods presented.

Adjusted Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share.” Adjusted net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at March 31, 2021 and 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net (loss) income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income (loss) of the Company. As a result, diluted adjusted net (loss) income per ordinary share is the same as basic adjusted net (loss) income per ordinary share for the periods presented.

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2021	December 31, 2020

Warrant liabilities – Private Warrants	3	$466,900	$522,579

The change in the fair value of warrant liabilities regarding Level 3 fair value measurements is summarized as follows

Warrant liabilities at December 31, 2019	$533,319
Change in fair value of warrants liabilities for the year ended December 31, 2020	(10,740)
Warrant liabilities at December 31, 2020	522,579
Change in fair value of warrants liabilities for the three months ended March 31, 2021	(55,679)
Warrant liabilities at March 31, 2021	$466,900

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

	March 31, 2021	December 31, 2020
Stock price	$10.93	$11.41
Exercise price	$11.50	$11.50
Risk-free interest rate	0.98%	0.40%
Expected term (in years)	5.25	5.25
Expected dividend yield	0.00%	0.00%
Expected volatility	42.04%	41.59%
Merger probability adjustment	70.00%	75.00%

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

At the closing of the Initial Public Offering and over-allotment option, the Company paid an upfront underwriting discount of $2,000,000 and $297,598, 2.0% of the per unit offering price to the underwriter, respectively, with an additional fee of $3,500,000 and $520,797 (the “Deferred Discount”), 3.5% of the gross offering proceeds payable upon the completion of the Business Combination, respectively. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. Total offering costs were $3,060,924, which consisted of $2,297,598 of underwriter’s commissions and $763,326 of other offering costs.

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

Related Party Advances

During the year ended December 31, 2020, the Company received an aggregate of $273,640 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $140,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At March 31, 2021 and December 31, 2020, advances of $273,640 were outstanding which are included in due to related parties in the accompanying unaudited condensed balance sheets.

In December 2020, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $128,466, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At March 31, 2021 and December 31, 2020, advances of $128,466 were outstanding which are included in due to related parties in the accompanying unaudited condensed balance sheets.

In February 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $155,232, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At March 31, 2021, advances of $155,232 were outstanding which are included in due to related parties in the accompanying unaudited condensed balance sheets.

In March 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $76,826, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At March 31, 2021, advances of $76,826 were outstanding which are included in due to related parties in the accompanying unaudited condensed balance sheets.

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note (the “Sponsor Note 1”), a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of March 31, 2021 and December 31, 2020, there was $300,000 outstanding under the Sponsor Note 1.

On January 24, 2020, the Sponsor loaned the Company an additional $780,000 under a promissory note (the “Sponsor Note 2”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. The Sponsor Note 2 may also be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2021 and December 31, 2020, there was $780,000 outstanding under the Sponsor Note 2.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the three months ended March 31, 2021 and 2020, the Company incurred $3,000 of administrative fees. At March 31, 2021 and December 31, 2020, $9,000 and $6,000, respectively, of such fees are included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

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

Note 6 — Promissory Notes

Promissory notes are comprised of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
GN Note 1	$1,148,800	$1,148,800
GN Note 2	500,000	500,000
AMC Note	100,000	100,000
SolarMax Notes 1	261,348	261,348
SolarMax Notes 2	212,022	-
Total	$2,222,170	$2,010,148

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of March 31, 2021 and December 31, 2020, there was $1,148,800 outstanding under the GN Note 1.

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

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of March 31, 2021 and December 31, 2020, there was $500,000 outstanding under the GN Note 2.

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

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the period that the Company must complete a Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At March 31, 2021 and December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

From January to March 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At March 31, 2021, there was $212,022 outstanding under the SolarMax Notes 2.

Note 7 — Cash and Investments Held in Trust Account

As of March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $15,577,394 and $15,364,991, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$15,577,394	$15,364,991

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

Note 10 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of March 31, 2021 and December 31, 2020, the Company had issued an aggregate of 4,435,615 and 4,417,482 ordinary shares, excluding 179,623 and 197,756 shares of ordinary shares subject to possible redemption, respectively.

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

On January 19, 2021, the board of the Company approved the issuance of 1,414,480 dividend warrants to those public shareholders who were shareholders on April 21, 2020 and did not exercise their right of redemption in connection with the April 2020 extension, and the Company instructed such issuance. The dividend warrants are identical to the warrants included in the units sold in the Company’s Initial Public Offering, for which one dividend warrant has the right to purchase one-half of one ordinary share at an exercise price of $11.50.

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

Note 11 — Reconciliation of Adjusted Net Loss per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income or loss that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Three Months Ended March 31,
	2021	2020

Net (loss) income	$(170,160)	$402,558
Less: income attributable to ordinary shares subject to redemption (1)	(48)	(479,809)
Adjusted net loss	$(170,208)	$(77,251)

Basic and diluted weighted average shares outstanding (2)	4,417,482	4,263,670
Basic and diluted adjusted net loss per ordinary share	$(0.04)	$(0.02)

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.

(2)	Excludes an aggregate of up to 179,623 and 10,315,581 shares subject to possible redemption at March 31, 2021 and 2020, respectively.

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Related Party Advances

In April 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $69,110, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur as defined in the notes.

Promissory Notes

In April 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $70,674 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. The SolarMax Notes 3 are non-interest bearing and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

In June 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $153,409 to SolarMax (the “SolarMax Notes 4”) to be deposited into the trust account as additional extension interests in connection with the extension of the period that the Company must complete a Business Combination to October 26, 2021. The SolarMax Notes 4 are non-interest bearing and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

Dividend Warrants

In April 2021, the Company issued, 1,414,480 dividend warrants (the “Dividend Warrants”) to holders of public shares or public units (with respect to the underlying public shares) as of April 22, 2020 who did not exercise the right to have its Public Shares redeemed in connection with the April 2020 Extension. The Dividend Warrants were issued at the same terms and conditions as the Public Warrants, each entitling the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share.

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

The Cash Contribution is subject to the following deposit schedule (the “Deposit Schedule”): the aggregate amount of the Cash Contribution of first two months of $120,000 will be deposited into the Trust Account within 7 business days of April 27, 2020 and the Cash Contribution of each subsequent month of $60,000 will be deposited into the Trust Account with 7 business days of 27th day of such month. We deposited the proceeds of AMC Note into the Trust Account as the Cash Contribution pursuant to the Deposit Schedule. Through March 31, 2021, we deposited an aggregate of $300,000 into the trust account to fund the Extension. The Extension was partially funded from an $80,000 advance provided by the Sponsor, $100,000 from the AMC Note and $120,000 from the SolarMax Notes. On October 8, 2020, we deposited $60,000 into the Trust Account to fund the Extension, which was funded by SolarMax.

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

As consideration for the Merger, SolarMax shareholders as of immediately prior to the Effective Time (but excluding holders of SolarMax options) collectively will receive from us, in the aggregate, a number of Alberton common stock equal to: (i) $300,000,000, divided by (ii) the Redemption Price (defined below) (such shares of Alberton common stock is referred as the “Stockholder Merger Consideration”). The holders of SolarMax options shall receive Assumed Options to purchase the number of shares of Alberton common stock as described above in accordance with the terms and conditions set forth in the Merger Agreement. For the purpose of the Merger Agreement, Redemption Price means a price per share equal to the price at which each share of Alberton common stock is redeemed pursuant to the redemption by our public stockholders in connection with our initial business combination, as required by its amended and restated certificate of incorporation immediately prior to the Effective Time (the “Redemption”).Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver by the respective parties of a number of conditions, including the approval of the Merger Agreement and the transactions contemplated thereby by SolarMax’s and the Company’s respective stockholders. Other closing conditions include, among others: (i) the respective representations of the parties to each other being true and correct; (ii) receipt of requisite regulatory approvals; (iii) no law or order preventing or prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (iv) no pending litigation to enjoin or restrict the consummation of the Closing; (v) we having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption, consummation of the Merger and any private financings; (vi) the Redomestication, (vii) the election or appointment of members to the our board of directors as described above; (vii) the effectiveness of the Registration Statement (as defined in the Merger Agreement), and (viii) being advised by Nasdaq that upon consummation of the Merger, we shall continue to be listed and all outstanding deficiencies have been addressed to the satisfaction of Nasdaq.

On October 27, 2020, Alberton, Merger Sub and SolarMax entered into an amendment to the Merger Agreement (the “First Amendment”) to increase certain Extension Loans (as defined in the Merger Agreement) to be provided by SolarMax from $60,000 monthly to $70,674 monthly. As a result, the First Amendment (i) amends Section 5.12(a) of the Merger Agreement by changing clause (x) to read as follows: “(x) $60,000 per month prior to the date of this Amendment and $70,674 commencing with payments made on or after the date of this Amendment or” (“Section 5.12 Amendment”); and (ii) provides that, to the extent that the payments made by SolarMax exceed the amount of the Extension Loans (as defined in the Merger Agreement) to be made by Alberton pursuant to the Section 5.12(a) prior to Section 5.12 Amendment, Alberton shall, at the Closing (as defined in the Merger Agreement), cause to be delivered to the Surviving Corporation (as defined in the Merger Agreement) for cancellation, such number of Sponsor Shares as have a value, determined as provided in the Merger Agreement, equal to such excess.

On March 19, 2021, Alberton, Merger Sub and SolarMax entered into an amendment (the “Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, Alberton agreed to make up to two additional Extension Loans (“Additional Loans”) in the amount of $70,674 per month.

The Merger also calls for additional agreements, including, among others, the Lock-Up Agreements and the Voting Agreement, as described elsewhere in the current report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2020. The First Amendment and the Second Amendment are incorporated by reference from the current reports on Form 8-K filed with the Securities and Exchange Commission on November 3, 2020 and March 23, 2021, respectively.

SolarMax Notes

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At March 31, 2021 and December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

From January to March 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At March 31, 2021, there was $212,022 outstanding under the SolarMax Notes 2.

In April 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $70,674 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. The SolarMax Notes 3 are non-interest bearing and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

In June 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $153,409 to SolarMax (the “SolarMax Notes 4”) to be deposited into the trust account as additional extension interests in connection with the extension of the period that the Company needs to consummate a Business Combination to October 26, 2021 . The SolarMax Notes 4 are non-interest bearing and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

NASDAQ Delisting Notifications and Regaining Compliance

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

On January 4, 2021, Nasdaq advised the Company that it no longer complies with Nasdaq Listing Rule 5620(a) due to the Company’s failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019 (the “Annual Meeting Requirement”)On March 16, 2021, after the Company’s submission of a plan to regain compliance with Annual Meeting Requirement, the Company received a notification letter from Nasdaq stating that the Nasdaq Staff had determined to grant the Company an extension of time through June 29, 2021 to regain compliance with the Annual Meeting Requirement.

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

On May 3, 2021, the Company received a letter from Nasdaq, advising the Company that the Company had regained compliance with the Annual Meeting Requirement based on the Company’s Form 8-K filed on April 26, 2021, indicating that the Company’s proxy was distributed on April 15, 2021 and its annual meeting of shareholders was held on April 23, 2021.

On June 9, 2021, the Company received a notice from Nasdaq notifying the Company that, because its Form 10-Q for the period ended March 31, 2021 was not filed with the SEC by the required due date of May 17, 2021, the Company is therefore not in compliance with the periodic filing requirements for continued listing set forth in NASDAQ Listing Rule 5250(c)(1). This Notice received has no immediate effect on the listing or trading of the Company's shares. Nasdaq has provided the Company with 60 calendar days, until August 9, 2021 to submit a plan to regain compliance. If Nasdaq accepts the Company's plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for the filing of the 2021 10-Q, or November 22, 2021, to regain compliance.

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

On April 23, 2021, at the special meeting in lieu of the 2020 annual meeting of the shareholders, five directors to the Board were re-elected, with such directors to serve until the 2021 annual meeting of shareholders.

As a result, the Board currently have two executive directors and three independent directors. The following table sets forth information about our directors and executive officers as of the date hereof.

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

Ms. Gao, Mr. Young and Mr. Huang are the “independent directors” under the Nasdaq Listing Rules. They also meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Mr. Huang is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. Mr. Young and Mr. Huang do not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

April 2021 Special Shareholder Meeting in Lieu of the 2020 Annual Meeting of the Shareholders

We had until April 26, 2021 to consummate a Business Combination. However, as we anticipated that we may not be able to consummate a Business Combination by April 26, 2021, we extended the period of time to consummate a Business Combination until October 26, 2021 or such an earlier date as determined by our board. On April 23, 2021, we held a special meeting in lieu of the 2020 annual meeting of the shareholders pursuant to which our shareholders approved extending the Extension from April 26, 2021 to October 26, 2021 (the “April 2021 Extension”). In connection with the approval of the April 2021 Extension, shareholders elected to redeem an aggregate of 135,069 of our ordinary shares. As a result, an aggregate of $1,495,303.45 (or $11.07 per share) was released from our Trust Account to pay such shareholders.

Results of Operations

Our entire activity from inception up to October 26, 2018 was related to the Company’s formation, the Initial Public Offering and general and administrative activities. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the three months ended March 31, 2021, we had a net loss of $170,160, consisting of $226,220 of operating costs, consisting mostly of general and administrative expenses, offset by $381 of interest income from investments in our Trust Account and $55,679 gain on change in fair value of warrant liabilities.

For the three months ended March 31, 2020, we had a net income of $402,558, consisting of $534,368 of interest income from investments in our Trust Account, $827 of interest income from deposits in our corporate bank account and $16,418 gain on change in fair value of warrant liabilities, offset by $149,055 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside the Trust Account of $1,431 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 26, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

As of the date thereof, we have borrowed from our related parties and issued promissory notes to various parties including our Sponsor in the aggregate amount of $4,160,417, among which $337,453 will be paid by delivery of founder shares owned by our sponsor in the same value based on the redemption price. In connection with extensions to complete the initial business combination, we issued a series of unsecured promissory notes to SolarMax in an aggregate amount of $697,453. To the extent that these notes exceed $360,000, the Sponsor agreed to transfer to Successor for cancellation sponsor shares equal to such excess.

Critical Accounting Policies

The preparation of the condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on June 22, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our December 31, 2020 Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

ALBERTON ACQUISITION CORPORATION

Date: June 22, 2021	By:	/s/ Guan Wang
Guan Wang
Chief Executive Officer (Principal executive officer)

Date: June 22, 2021	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)