Form 10-Q
period 2021-06-30
Alberton Acquisition Corp
filed 2021-08-16
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of the date hereof, there were 4,480,169 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
Assets
Cash	$1,381	$1,545
Prepaid assets	29,000	-
Total Current Assets	30,381	1,545

Cash and investments held in Trust Account	14,306,539	15,364,991
Total Assets	$14,336,920	$15,366,536

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$274,225	$181,293
Due to related parties	703,274	402,106
Promissory notes	2,446,253	2,010,148
Promissory notes - related party	1,080,000	1,080,000
Total Current Liabilities	4,503,752	3,673,547

Warrants liabilities	439,299	522,579
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	8,963,848	8,216,923

Commitments and Contingencies

Ordinary shares subject to possible redemption, 33,339 and 197,756 shares at June 30, 2021 and December 31, 2020 (at conversion value of $11.19 and $10.87 per share), respectively	373,063	2,149,607

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding Ordinary shares, no par value; 300,000,000 shares authorized; 4,446,830 and 4,417,482 shares (excluding 33,339 and 197,756 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	3,327,998	2,410,382
Retained earnings	1,672,011	2,589,624
Total Shareholders’ Equity	5,000,009	5,000,006

Total Liabilities and Shareholders’ Equity	$14,336,920	$15,366,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs	$139,044	$146,045	$365,264	$295,100
Loss from operations	(139,044)	(146,045)	(365,264)	(295,100)

Other income:
Interest income - bank	-	5	-	832
Interest income	365	24,271	746	558,639
Change in fair value of warrant liabilities	27,601	6,062	83,280	22,480
Total other income	27,966	30,338	84,026	581,951

Net (loss) income	(111,078)	(115,707)	(281,238)	286,851
Less: income attributable to ordinary shares subject to possible redemption	(10)	(3,920)	(19)	(90,220)
Adjusted net loss (income)	$(111,088)	$(119,627)	$(281,257)	$196,631

Basic and diluted weighted average shares outstanding (1)	4,435,615	4,374,169	4,426,599	4,318,920

Adjusted basic and diluted net (loss) income per ordinary share	$(0.03)	$(0.03)	$(0.06)	$0.05

(1)	Excludes an aggregate of up to 33,339 and 228,484 shares subject to possible redemption at June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

Six Months Ended June 30, 2020

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - January 1, 2020	4,263,670	$2,435,688	$2,564,322	$5,000,010
Change in ordinary shares subject to possible redemption	110,499	(402,566)	-	(402,566)
Net income	-	-	402,558	402,558
Balance - March 31, 2020	4,374,169	2,033,122	2,966,880	5,000,002
Change in ordinary shares subject to possible redemption	13,585	115,708		115,708
Net loss	-	-	(115,707)	(115,707)
Balance - June 30, 2020	4,387,754	$2,148,830	$2,851,173	$5,000,003

Six Months Ended June 30, 2021

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - January 1, 2021	4,417,482	$2,410,382	$2,589,624	$5,000,006
Change in ordinary shares subject to possible redemption	18,133	170,162	-	170,162
Net loss	-	-	(170,160)	(170,160)
Balance - March 31, 2021	4,435,615	2,580,544	2,419,464	5,000,008
Distribution of dividend warrants	-	636,375	(636,375)	-
Change in ordinary shares subject to possible redemption	11,215	111,079	-	111,079
Net loss	-	-	(111,078)	(111,078)
Balance - June 30, 2021	4,446,830	$3,327,998	$1,672,011	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(281,238)	$286,851
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(746)	(558,639)
Change in fair value of warrant liabilities	(83,280)	(22,480)
Changes in current assets and current liabilities:
Prepaid assets	(29,000)	(27,677)
Accounts payable and accrued expense	92,932	142,875
Due to related parties	301,168	100,005
Net Cash Used in Operating Activities	(164)	(79,065)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(436,105)	(1,268,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	1,495,303	105,879,118
Net Cash Provided by Investing Activities	1,059,198	104,610,318

Cash Flows from Financing Activities:
Proceeds from promissory notes	436,105	100,000
Proceeds from promissory note – related party	-	780,000
Redemption of ordinary shares	(1,495,303)	(105,879,118)
Net Cash Used in Financing Activities	(1,059,198)	(104,999,118)

Net Decrease in Cash	(164)	(467,865)
Cash – Beginning of the period	1,545	477,154
Cash – Ending of period	$1,381	$9,289

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$281,241	$286,858
Distribution of dividend warrants	$636,375	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Alberton Acquisition Corporation (the “Company”or “Alberton”) is a blank check company incorporated on February 16, 2018, under the laws of British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to an industry or geographic location.

As of June 30, 2021, the Company had not yet commenced any operations. The Company previously had until April 26, 2021 to consummate a Business Combination. On March 26, 2021, the Company filed a definitive proxy statement in Form 14A for the purposes of seeking its shareholder approval to extend the date before which the Company must complete an initial Business Combination until October 26, 2021 or such earlier date as determined and related matters at a special meeting in lieu of the 2020 Annual Meeting in order to be compliance with Annual Meeting Requirement. On April 23, 2021, at the 2020 Annual Meeting, the Company’s shareholders approved to amend the Company’s memorandum and articles of association to extend the date before which the Company must complete a business combination (the “Termination Date”) from April 26, 2021 (the “Current Termination Date”) to October 26, 2021 or such earlier date as determined by the Board.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

The funds in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by April 27, 2020 (the “Combination Period”), and extended to October 26, 2021. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek all vendors, service providers, prospective target businesses or other entities it engages, to execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

JUNE 30, 2021

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

Agreement and Plan of Merger with SolarMax

On October 27, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and SolarMax. SolarMax is an integrated solar energy company. It was founded in 2008 to conduct business in the U.S. and subsequently commenced operation in China following two acquisitions in 2015. Through its subsidiaries, it is primarily engaged selling and installing integrated photovoltaic systems for residential and commercial customers in the United States which is its original business, identifying and procuring solar farm system projects for resale to third party developers and related services in China; providing engineering, procuring and construction services, which are referred to in the industry as EPC services, for solar farms in China, financing the sale of its photovoltaic systems and servicing installment sales by its customers in the United States and providing exterior and interior light-emitting diodes, known as LED, lighting sales and retrofitting services for governmental and commercial applications.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Liquidation

The Company initially had until October 26, 2019 to consummate a Business Combination, however, if the Company anticipated that it would not be able to consummate a Business Combination by such deadline, it could extend the period to consummate a Business Combination by an additional six months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer& Trust Company, in order to extend the time available for the Company to consummate the Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to each applicable deadline, must deposit into the Trust Account $1,148,799 on or prior to the date of such applicable deadline.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

JUNE 30, 2021

(UNAUDITED)

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

Through June 30, 2021, the Company deposited an aggregate of $937,453 into the Trust Account to fund the Extension. The Extension was partially funded from a $140,000 advance provided by the Sponsor (see Note 5), $100,000 from the AMC Note (defined below) and $697,453 from the SolarMax Notes (see Note 6).

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On May 3, 2021, the Company received a letter from Nasdaq, advising the Company that the Company had regained compliance with the Annual Meeting Requirement based on the Company’s Form 8-K filed on April 26, 2021, indicating that the Company’s proxy was distributed on April 15, 2021 and its annual meeting of shareholders was held on April 23, 2021.

On June 9, 2021, the Company received a notice from Nasdaq notifying the Company that, because its Form 10-Q for the period ended March 31, 2021 was not filed with the SEC by the required due date of May 17, 2021, the Company is therefore not in compliance with the periodic filing requirements for continued listing set forth in NASDAQ Listing Rule 5250(c)(1). This Notice received has no immediate effect on the listing or trading of the Company’s shares. Nasdaq has provided the Company with 60 calendar days, until August 9, 2021 to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for the filing of the 2021 10-Q, or November 22, 2021, to regain compliance.

On June 23, 2021, the Company received a written notification from the Nasdaq Stock Market Listing Qualifications Staff, indicating that the Company has regained compliance with the periodic filing requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5250(c), based on the Company’s filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2021 on June 22, 2021.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2020 and 2019. Operating results for the six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Warrants Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the periods presented.

Adjusted Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share.” Adjusted net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at June 30, 2021 and 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net (loss) income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2021 and 2020, the Company has not considered the effect of the warrants sold in the Initial Public Offering and the dividend warrants issued in April 2021 to purchase an aggregate of 6,616,116 shares and 5,908,876 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive for the three and six months ended June 30 2021 and 2020, respectively. As a result, diluted adjusted net (loss) income per ordinary share is the same as basic adjusted net (loss) income per ordinary share for the periods presented.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2021	December 31, 2020
Warrant liabilities – Private Warrants	3	$439,299	$522,579

The change in the fair value of warrant liabilities regarding Level 3 fair value measurements is summarized as follows

Warrant liabilities at December 31, 2019	$533,319
Change in fair value of warrants liabilities for the year ended December 31, 2020	(10,740)
Warrant liabilities at December 31, 2020	522,579
Change in fair value of warrants liabilities for the six months ended June 30, 2021	(83,280)
Warrant liabilities at June 30, 2021	$439,299

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

	June 30, 2021	December 31, 2020
Stock price	$11.18	$11.41
Exercise price	$11.50	$11.50
Risk-free interest rate	0.91%	0.40%
Expected term (in years)	5.25	5.25
Expected dividend yield	0.00%	0.00%
Expected volatility	40.86%	41.59%
Merger probability adjustment	65.00%	75.00%

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

JUNE 30, 2021

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Related Party Advances

During the year ended December 31, 2020, the Company received an aggregate of $273,640 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $140,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At June 30, 2021 and December 31, 2020, advances of $273,640 were outstanding which are included in due to related parties in the accompanying unaudited condensed balance sheets.

From December 2020 to April 2021, SolarMax made a series of non-interest bearing loans to the Sponsor in the aggregate principal amount of $429,634, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At June 30, 2021 and December 31, 2020, advances of $429,634 and $301,168 were outstanding and included in due to related parties in the accompanying unaudited condensed balance sheets.

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note (the “Sponsor Note 1”), a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of June 30, 2021 and December 31, 2020, there was $300,000 outstanding under the Sponsor Note 1.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On January 24, 2020, the Sponsor loaned the Company an additional $780,000 under a promissory note (the “Sponsor Note 2”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. The Sponsor Note 2 may also be converted, at the Sponsor’s discretion, into units of the post Business Combination entity at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2021 and December 31, 2020, there was $780,000 outstanding under the Sponsor Note 2.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the three months ended June 30, 2021 and 2020, the Company incurred $3,000 of administrative fees. For each of the six months ended June 30, 2021 and 2020, the Company incurred $6,000 of administrative fees. At June 30, 2021 and December 31, 2020, $12,000 and $6,000, respectively, of such fees are included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

Other than the $1,000 per month administrative fee and the $1,080,000 of non-interest bearing loans described above, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combination as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

Note 6 — Promissory Notes

Promissory notes are comprised of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
GN Note 1	$1,148,800	$1,148,800
GN Note 2	500,000	500,000
AMC Note	100,000	100,000
SolarMax Notes 1	261,348	261,348
SolarMax Notes 2	212,022	-
SolarMax Notes 3	224,083	-
Total	$2,446,253	$2,010,148

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of June 30, 2021 and December 31, 2020, there was $1,148,800 outstanding under the GN Note 1.

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

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of June 30, 2021 and December 31, 2020, there was $500,000 outstanding under the GN Note 2.

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

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the period that the Company must complete a Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At June 30, 2021 and December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

From April to June 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $224,083 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 3 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At June 30, 2021, there was $224,083 outstanding under the SolarMax Notes 3.

Note 7 — Cash and Investments Held in Trust Account

As of June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $14,306,539 and $15,364,991, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$14,306,539	$15,364,991

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Note 10 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of June 30, 2021 and December 31, 2020, the Company had issued an aggregate of 4,446,830 and 4,417,482 ordinary shares, excluding 33,339 and 197,756 shares of ordinary shares subject to possible redemption, respectively.

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

On January 19, 2021, the board of the Company approved the issuance of 1,414,480 dividend warrants to those public shareholders who were shareholders on April 21, 2020 and did not exercise their right of redemption in connection with the April 2020 extension, and the Company instructed such issuance. The dividend warrants were issued on April 8, 2021. The dividend warrants are identical to the warrants included in the units sold in the Company’s Initial Public Offering, for which one dividend warrant has the right to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share. The Company accounted for the fair value of the dividend warrants using the closing market price of the Company’s Public Warrants on April 8, 2021 and determined the aggregate fair value of $636,375. The dividend warrants were recorded as a reduction of retained earnings and an additional to ordinary shares capital of the Company.

As of June 30, 2021 and December 31, 2020, the Company has outstanding warrants of 13,232,232 and 11,817,752 to purchase an aggregate of 6,616,116 shares and 5,908,876 shares of the Company’s ordinary shares, respectively, with a weighted average exercise of $11.50 per whole share.

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

Note 11 — Reconciliation of Adjusted Net Loss (Income) per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income or loss that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss) income	$(111,078)	$(115,707)	$(281,238)	$286,851
Less: income attributable to ordinary shares subject to redemption (1)	(10)	(3,920)	(19)	(90,220)
Adjusted net loss (income)	$(111,088)	$(119,627)	$(281,257)	$196,631

Basic and diluted weighted average shares outstanding (2)	4,435,615	4,374,169	4,426,599	4,318,920
Basic and diluted adjusted net loss (income) per ordinary share	$(0.03)	$(0.03)	$(0.06)	$0.05

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.

(2)	Excludes an aggregate of up to 33,339 and 228,484 shares subject to possible redemption at June 30, 2021 and 2020, respectively.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Related Party Advances

In July 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $12,500, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur as defined in the notes.

In August 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $86,469, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur as defined in the notes.

Amendment to the Merger Agreement

On August 11, 2021, Alberton, Merger Sub and SolarMax entered into an amendment (the “Third Amendment”) to the Merger Agreement. Pursuant to the Third Amendment: (i) the number of Alberton ordinary shares to be issued to the SolarMax shareholders was changed to provide that the number of shares is determined by dividing $300,000,000 by $10.50 rather than by the Redemption Price; (ii) SolarMax, which had already made Extension Loans totaling $697,453.32, agreed to make up to three additional Extension Loans each in the amount of $76,704.66, for a total of a maximum of $927,567.30, as compared with a maximum of $360,000 in the initial Merger Agreement, and SolarMax agreed to the cancelation of all of the Extension Loans at the Closing. The Extension Loans are loans made by SolarMax to Alberton to provide Alberton with funds to make payments required to be made by Alberton to the trust which were required in connection with each extension of the last day on which Alberton must complete a business combination; (iii) the requirement that Alberton satisfies its obligation with respect to the deferred underwriting compensation of $4,020,797 due to Chardan Capital Markets, LLC, the underwriter of Alberton’s initial public offering, through the delivery of Sponsor Shares was eliminated, and the deferred underwriting compensation is to be paid in cash; (iv) the requirement that the notes outstanding at September 3, 2020 be settled through the delivery of Sponsor Shares was replaced by the agreement that such notes, as well as an additional loan from the Sponsor in the amount of $273,640, be settled by (a) the issuance by Alberton of ordinary shares valued at the Conversion Loan Valuation Price, which is ten (10) times the average trading price of the Alberton Rights during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the final Proxy Statement to Alberton’s shareholders in connection with the Special Meeting, in payment of 50% of the loans and, pursuant to an agreement with the noteholders, agreeing to register those shares and (b) cash payment of the other 50%.  The total principal amount of these notes is $3,102,440, of which notes in the principal amount of $1,353,640 are due to the Sponsor. Pursuant to agreements with the noteholders, Alberton agreed to register the ordinary shares issued to the noteholders. In the event that the registration statement covering the shares issued upon conversion of 50% of the principal amount of such notes (the “Conversion Shares”) has not been declared effective by the SEC within 15 business days after the Closing (other than as a result of the failure of noteholder to provide required information), the Conversion Shares shall be automatically forfeited with no action to be taken by the Alberton or the noteholder and Alberton shall, within ten business days of such forfeiture, pay the 50% of the note with respect to which the shares were issued; (v) 800,000 Sponsor Shares will be canceled; (vi) all outstanding private warrants, each exercisable for one-half of one Alberton ordinary shares (or Purchaser Common Stock following Redomestication), including all rights to receive additional private warrants which may be issued upon conversion of any notes or other advances made to Alberton, shall be cancelled, and Alberton shall issue to the holder of the private warrants (including any right to receive additional private warrants) a total of 44,467 Alberton ordinary shares; (vii) pursuant to loan agreements with the Sponsor, SolarMax had made loans to the Sponsor for payment of obligations of Alberton of $528,602.62 and agreed to make additional advances of up to $1,031.43.  These loans will be satisfied by a portion of the 800,000 shares being delivered for cancellation.  The loans from the Sponsor to Alberton are being treated as contributions to capital and not as a loan; (viii) the provision of the Merger Agreement that provide that, to the extent that Extension Loans made by SolarMax exceed the amount which SolarMax initially agreed to advance to Alberton ($360,000) was amended and the Sponsor’s obligation to deliver Sponsor Shares with respect to such excess advances, shall be satisfied by the delivery of a portion of the 800,000 ordinary shares being delivered for cancellation; (ix) the Sponsor agreed to provide up to $100,000 to provide Alberton with funds to pay its obligations. Such funds will be treated as a contribution to capital and not as a loan; (x) Alberton agrees that a $50,000 obligation which the Sponsor had agreed to pay to Alberton’s former chairman and chief executive officer, will be paid by Alberton, and (xi) at the Closing, Alberton shall issue, under the Incentive Plan, to each of William Walter Young, Qing S. Huang and Peng Gao 30,000 shares of Common Stock as the compensation shares for their service as independent directors of Alberton until the Closing and to Citiking International Limited, a company organized under the laws of Hong Kong (“Citiking”), 200,000 shares pursuant to certain IR Agreement (defined below) between the Purchaser and Citiking, among which 50,000 shares shall vest immediately, 50,000 shares shall vest upon the first anniversary of the Closing, 50,000 shares shall vest on the second anniversary of the Closing and remaining 50,000 shares shall vest on the third anniversary of the Closing.

In conjunction with the Third Amendment, Alberton has entered into the following agreements with various parties:

Note Conversion Agreements

On August 11, 2021, Alberton entered into certain note conversion agreements (the “Note Conversion Agreements”) with each of Hong Ye Hong Kong Shareholding Co., Limited (“Hong Ye”), Global Nature Investment Holdings Limited (“Global Nature”) and Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd. (“AMC Sino” and collectively with Hong Ye and Global Nature, the “Noteholders”). Pursuant to the terms of the Note Conversion Agreements, Alberton shall convert 50% of the balance (in the aggregated amount of $1,551,220) of respective note(s) (in the aggregated amount of $3,102,440) with each of the Noteholder into Ordinary Shares (the “Conversion Shares”), immediately prior to, but subject to the completion of the closing of the merger pursuant to the Merger Agreement, at a conversion price equal to ten (10) times the average trading price of the rights of Alberton, during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the final proxy statement/prospectus on Form S-4 (file number 333-251825) to Alberton’s shareholders in connection with the special meeting.

Pursuant to the terms of the Note Conversion Agreements, Alberton shall register the Conversion Shares on a registration statement on Form S-1, which will be filed as soon as possible following the filing of an amendment to its proxy statement including SolarMax’s consolidated financial statements for the six months ended June 30, 2021.

Share Forfeiture Agreement

On August 11, 2021, Alberton entered into a certain share forfeiture agreement (the “Forfeiture Agreement”) with SolarMax and certain initial shareholders of Alberton including Hong Ye, Bin (Ben) Wang and Keqing (Kevin) Liu (collectively, the “Initial Shareholders”), pursuant to which the Initial Shareholders have agreed to forfeit an aggregate of 800,000 Ordinary Shares upon the closing of the merger pursuant to the terms of the Forfeiture Agreement and Alberton shall pay Bin (Ben) Wang $50,000 immediately prior to the closing of the merger.

Backstop and Private Placement

On August 11, 2021, Alberton entered into certain backstop agreements (collectively, the “Backstop Agreements”) with four backstop investors (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors shall commit to purchase an aggregate of no less than $18 million of Ordinary Shares in open market or private transactions from time to time, or from holders of public shares of Alberton who have exercised their redemption rights pursuant to Alberton’s organization documents, pursuant to the terms of the Backstop Agreements.

On August 11, 2021, Alberton also entered into certain stock purchase agreement (the “PIPE SPA”) with JSDC Investment LLC (the “PIPE Investor”) who is a minority existing shareholder of SolarMax, pursuant to which the PIPE Investor shall purchase Ordinary Shares of Alberton at the amount equal to (i) $6 million divided by (ii) a price per share equal to the price at which each share of Alberton is redeemed pursuant to the redemption by Alberton public shareholders in connection with the merger.

Investor Relations Consulting Agreement

On August 11, 2021, Alberton entered into a certain letter agreement (the “IR Agreement”) with Citiking, pursuant to which Citiking shall render investor relations services to Alberton and to generally act as its investor relations consultant for the Asian market pursuant to the terms of the IR Agreement. Under the terms of the IR Agreement, Alberton has agreed to issue an aggregate of 200,000 Ordinary Shares or Common Stock to Citiking as consideration for its services, subject to certain vesting provisions described in the IR Agreement.

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

The Cash Contribution is subject to the following deposit schedule (the “Deposit Schedule”): the aggregate amount of the Cash Contribution of first two months of $120,000 will be deposited into the Trust Account within 7 business days of April 27, 2020 and the Cash Contribution of each subsequent month of $60,000 will be deposited into the Trust Account with 7 business days of 27th day of such month. We deposited the proceeds of AMC Note into the Trust Account as the Cash Contribution pursuant to the Deposit Schedule. Through June 30, 2021, we deposited an aggregate of $937,453 into the trust account to fund the Extension. The Extension was partially funded from an $140,000 advance provided by the Sponsor, $100,000 from the AMC Note and $697,453 from the SolarMax Notes.

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

On August 11, 2021, Alberton, Merger Sub and SolarMax entered into an amendment (the “Third Amendment”) to the Merger Agreement. Pursuant to the Third Amendment: (i) the number of Alberton ordinary shares to be issued to the SolarMax shareholders was changed to provide that the number of shares is determined by dividing $300,000,000 by $10.50 rather than by the Redemption Price; (ii) SolarMax, which had already made Extension Loans totaling $697,453.32, agreed to make up to three additional Extension Loans each in the amount of $76,704.66, for a total of a maximum of $927,567.30, as compared with a maximum of $360,000 in the initial Merger Agreement, and SolarMax agreed to the cancelation of all of the Extension Loans at the Closing. The Extension Loans are loans made by SolarMax to Alberton to provide Alberton with funds to make payments required to be made by Alberton to the trust which were required in connection with each extension of the last day on which Alberton must complete a business combination; (iii) the requirement that Alberton satisfies its obligation with respect to the deferred underwriting compensation of $4,020,797 due to Chardan Capital Markets, LLC, the underwriter of Alberton’s initial public offering, through the delivery of Sponsor Shares was eliminated, and the deferred underwriting compensation is to be paid in cash; (iv) the requirement that the notes outstanding at September 3, 2020 be settled through the delivery of Sponsor Shares was replaced by the agreement that such notes, as well as an additional loan from the Sponsor in the amount of $273,640, be settled by (a) the issuance by Alberton of ordinary shares valued at the Conversion Loan Valuation Price, which is ten (10) times the average trading price of the Alberton Rights during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the final Proxy Statement to Alberton’s shareholders in connection with the Special Meeting, in payment of 50% of the loans and, pursuant to an agreement with the noteholders, agreeing to register those shares and (b) cash payment of the other 50%.  The total principal amount of these notes is $3,102,440, of which notes in the principal amount of $1,353,640 are due to the Sponsor. Pursuant to agreements with the noteholders, Alberton agreed to register the ordinary shares issued to the noteholders. In the event that the registration statement covering the shares issued upon conversion of 50% of the principal amount of such notes (the “Conversion Shares”) has not been declared effective by the SEC within 15 business days after the Closing (other than as a result of the failure of noteholder to provide required information), the Conversion Shares shall be automatically forfeited with no action to be taken by the Alberton or the noteholder and Alberton shall, within ten business days of such forfeiture, pay the 50% of the note with respect to which the shares were issued; (v) 800,000 Sponsor Shares will be canceled; (vi) all outstanding private warrants, each exercisable for one-half of one Alberton ordinary shares (or Purchaser Common Stock following Redomestication), including all rights to receive additional private warrants which may be issued upon conversion of any notes or other advances made to Alberton, shall be cancelled, and Alberton shall issue to the holder of the private warrants (including any right to receive additional private warrants) a total of 44,467 Alberton ordinary shares; (vii) pursuant to loan agreements with the Sponsor, SolarMax had made loans to the Sponsor for payment of obligations of Alberton of $528,602.62 and agreed to make additional advances of up to $1,031.43.  These loans will be satisfied by a portion of the 800,000 shares being delivered for cancellation.  The loans from the Sponsor to Alberton are being treated as contributions to capital and not as a loan; (viii) the provision of the Merger Agreement that provide that, to the extent that Extension Loans made by SolarMax exceed the amount which SolarMax initially agreed to advance to Alberton ($360,000) was amended and the Sponsor’s obligation to deliver Sponsor Shares with respect to such excess advances, shall be satisfied by the delivery of a portion of the 800,000 ordinary shares being delivered for cancellation; (ix) the Sponsor agreed to provide up to $100,000 to provide Alberton with funds to pay its obligations. Such funds will be treated as a contribution to capital and not as a loan; (x) Alberton agrees that a $50,000 obligation which the Sponsor had agreed to pay to Alberton’s former chairman and chief executive officer, will be paid by Alberton, and (xi) at the Closing, Alberton shall issue, under the Incentive Plan, to each of William Walter Young, Qing S. Huang and Peng Gao 30,000 shares of Common Stock as the compensation shares for their service as independent directors of Alberton until the Closing and to Citiking International Limited, a company organized under the laws of Hong Kong (“Citiking”), 200,000 shares pursuant to certain IR Agreement (defined below) between the Purchaser and Citiking, among which 50,000 shares shall vest immediately, 50,000 shares shall vest upon the first anniversary of the Closing, 50,000 shares shall vest on the second anniversary of the Closing and remaining 50,000 shares shall vest on the third anniversary of the Closing.

In conjunction with the Third Amendment, Alberton has entered into the following agreements with various parties:

Note Conversion Agreements

On August 11, 2021, Alberton entered into certain note conversion agreements (the “Note Conversion Agreements”) with each of Hong Ye Hong Kong Shareholding Co., Limited (“Hong Ye”), Global Nature Investment Holdings Limited (“Global Nature”) and Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd. (“AMC Sino” and collectively with Hong Ye and Global Nature, the “Noteholders”). Pursuant to the terms of the Note Conversion Agreements, Alberton shall convert 50% of the balance (in the aggregated amount of $1,551,220) of respective note(s) (in the aggregated amount of $3,102,440) with each of the Noteholder into Ordinary Shares (the “Conversion Shares”), immediately prior to, but subject to the completion of the closing of the merger pursuant to the Merger Agreement, at a conversion price equal to ten (10) times the average trading price of the rights of Alberton, during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the final proxy statement/prospectus on Form S-4 (file number 333-251825) to Alberton’s shareholders in connection with the special meeting.

Pursuant to the terms of the Note Conversion Agreements, Alberton shall register the Conversion Shares on a registration statement on Form S-1, which will be filed as soon as possible following the filing of an amendment to its proxy statement including SolarMax’s consolidated financial statements for the six months ended June 30, 2021.

Share Forfeiture Agreement

On August 11, 2021, Alberton entered into a certain share forfeiture agreement (the “Forfeiture Agreement”) with SolarMax and certain initial shareholders of Alberton including Hong Ye, Bin (Ben) Wang and Keqing (Kevin) Liu (collectively, the “Initial Shareholders”), pursuant to which the Initial Shareholders have agreed to forfeit an aggregate of 800,000 Ordinary Shares upon the closing of the merger pursuant to the terms of the Forfeiture Agreement.

Backstop and Private Placement

On August 11, 2021, Alberton entered into certain backstop agreements (collectively, the “Backstop Agreements”) with four backstop investors (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors shall commit to purchase an aggregate of no less than $18 million of Ordinary Shares in open market or private transactions from time to time, or from holders of public shares of Alberton who have exercised their redemption rights pursuant to Alberton’s organization documents, pursuant to the terms of the Backstop Agreements.

On August 11, 2021, Alberton also entered into certain stock purchase agreement (the “PIPE SPA”) with JSDC Investment LLC (the “PIPE Investor”) who is a minority existing shareholder of SolarMax, pursuant to which the PIPE Investor shall purchase Ordinary Shares of Alberton at the amount equal to (i) $6 million divided by (ii) a price per share equal to the price at which each share of Alberton is redeemed pursuant to the redemption by Alberton public shareholders in connection with the merger.

Investor Relations Consulting Agreement

On August 11, 2021, Alberton entered into a certain letter agreement (the “IR Agreement”) with Citiking, pursuant to which Citiking shall render investor relations services to Alberton and to generally act as its investor relations consultant for the Asian market pursuant to the terms of the IR Agreement. Under the terms of the IR Agreement, Alberton has agreed to issue an aggregate of 200,000 Ordinary Shares or Common Stock to Citiking as consideration for its services, subject to certain vesting provisions described in the IR Agreement.

SolarMax Notes

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At June 30, 2021 and December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

From January to March 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At June 30, 2021, there was $212,022 outstanding under the SolarMax Notes 2.

From April to June 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $224,083 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 3 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At June 30, 2021, there was $224,083 outstanding under the SolarMax Notes 3.

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

On June 23, 2021, the Company received a written notification from the Nasdaq Stock Market Listing Qualifications Staff, indicating that the Company has regained compliance with the periodic filing requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5250(c), based on the Company’s filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2021 on June 22, 2021.

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

For the three months ended June 30, 2021, we had a net loss of $111,078, consisting of $139,044 of operating costs, consisting mostly of general and administrative expenses, offset by $365 of interest income from investments in our Trust Account and $27,601 gain on change in fair value of warrant liabilities.

For the three months ended June 30, 2020, we had a net loss of $115,707, consisting of 146,045 of operating costs, consisting mostly of general and administrative expenses, offset by $24,271 of interest income from investments in our Trust Account, $5 of interest income from deposits in our corporate bank account and $6,062 gain on change in fair value of warrant liabilities.

For the six months ended June 30, 2021, we had a net loss of $281,238, consisting of $365,264 of operating costs, consisting mostly of general and administrative expenses, offset by $746 of interest income from investments in our Trust Account and $83,280 gain on change in fair value of warrant liabilities.

For the six months ended June 30, 2020, we had a net income of $286,851, consisting of $558,639 of interest income from investments in our Trust Account, $832 of interest income from deposits in our corporate bank account and $22,480 gain on change in fair value of warrant liabilities, offset by $295,100 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the Trust Account of $1,381 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

As of the date thereof, we have borrowed from our related parties and issued promissory notes to various parties including our Sponsor in the aggregate amount of $4,328,496, among which $337,453 will be paid by delivery of founder shares owned by our sponsor in the same value based on the redemption price. In connection with extensions to complete the initial business combination, we issued a series of unsecured promissory notes to SolarMax in an aggregate amount of $697,453. To the extent that these notes exceed $360,000, the Sponsor agreed to transfer to Successor for cancellation sponsor shares equal to such excess.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on June 18, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our December 31, 2020 Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Third Amendment to Agreement and Plan of Merger dated August 11, 2021, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on August 13, 2021
10.1	Note Conversion Agreement dated August 11, 2021, by and between Alberton and Hong Ye, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 13, 2021
10.2	Note Conversion Agreement dated August 11, 2021, by and between Alberton and AMC Sino, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 13, 2021
10.3	Note Conversion Agreement dated August 11, 2021, by and between Alberton and Global Nature, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on August 13, 2021
10.4	Forfeiture Agreement dated August 11, 2021, by and among Alberton, SolarMax and the Initial Shareholders, incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on August 13, 2021
10.5	Form of Backstop Agreement, incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on August 13, 2021
10.6	Stock Purchase Agreement dated August 11, 2021, by and between Alberton and the PIPE investor, incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on August 13, 2021
10.7	Letter Agreement dated August 11, 2021, by and between Alberton and Citiking, incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on August 13, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Guan Wang
Guan Wang
Chief Executive Officer (Principal executive officer)

Date: August 16, 2021	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)