Form 10-Q
period 2021-09-30
Alberton Acquisition Corp
filed 2021-11-15
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of the date hereof, there were 4,480,119 ordinary shares of the Company, no par value per share, issued and outstanding.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
Assets
Cash	$1,331	$1,545
Prepaid assets	14,500	-
Total Current Assets	15,831	1,545

Cash and investments held in Trust Account	14,537,012	15,364,991
Total Assets	$14,552,843	$15,366,536

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$213,675	$181,293
Due to related parties	925,009	402,106
Promissory notes	2,676,367	2,010,148
Promissory notes - related party	1,080,000	1,080,000
Total Current Liabilities	4,895,051	3,673,547

Warrants liabilities	416,516	522,579
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	9,332,364	8,216,923

Commitments and Contingencies

Ordinary shares subject to possible redemption, 19,391 and 197,756 shares at September 30, 2021 and December 31, 2020 (at conversion value of $11.37 and $10.87 per share), respectively	220,476	2,149,607

Shareholders’ Equity:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding
Ordinary shares, no par value; 300,000,000 shares authorized; 4,460,778 and 4,417,482 shares (excluding 19,391 and 197,756 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	3,480,585	2,410,382
Retained earnings	1,519,418	2,589,624
Total Shareholders’ Equity	5,000,003	5,000,006

Total Liabilities and Shareholders’ Equity	$14,552,843	$15,366,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating costs	$175,736	$100,347	$541,000	$395,447
Loss from operations	(175,736)	(100,347)	(541,000)	(395,447)

Other income:
Interest income - bank	-	3	-	835
Interest income	360	380	1,106	559,019
Change in fair value of warrant liabilities	22,783	15,734	106,063	38,214
Total other income	23,143	16,117	107,169	598,068

Net (loss) income	(152,593)	(84,230)	(433,831)	202,621
Less: income attributable to ordinary shares subject to possible redemption	(5)	(59)	(17)	(86,089)
Adjusted net (loss) income	$(152,598)	$(84,289)	$(433,848)	$116,532

Basic and diluted weighted average shares outstanding (1)	4,446,830	4,387,754	4,433,417	4,340,885

Adjusted basic and diluted net (loss) income per ordinary share	$(0.03)	$(0.02)	$(0.10)	$0.03

(1)	Excludes an aggregate of up to 19,391 and 217,866 shares subject to possible redemption at September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

Nine Months Ended September 30, 2020

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - January 1, 2020	4,263,670	$2,435,688	$2,564,322	$5,000,010
Change in ordinary shares subject to possible redemption	110,499	(402,566)	-	(402,566)
Net income	-	-	402,558	402,558
Balance - March 31, 2020	4,374,169	2,033,122	2,966,880	5,000,002
Change in ordinary shares subject to possible redemption	13,585	115,708		115,708
Net loss			(115,707)	(115,707)
Balance - June 30, 2020	4,387,754	$2,148,830	$2,851,173	$5,000,003
Change in ordinary shares subject to possible redemption	10,618	84,231	-	84,231
Net loss	-	-	(84,230)	(84,230)
Balance - September 30, 2020	4,398,372	$2,233,061	$2,766,943	$5,000,004

Nine Months Ended September 30, 2021

	Ordinary Shares		Retained	Shareholders’
	Shares	Capital	Earnings	Equity
Balance - January 1, 2021	4,417,482	$2,410,382	$2,589,624	$5,000,006
Change in ordinary shares subject to possible redemption	18,133	170,162	-	170,162
Net loss	-	-	(170,160)	(170,160)
Balance - March 31, 2021	4,435,615	2,580,544	2,419,464	5,000,008
Distribution of dividend warrants	-	636,375	(636,375)	-
Change in ordinary shares subject to possible redemption	11,215	111,079	-	111,079
Net loss	-	-	(111,078)	(111,078)
Balance - June 30, 2021	4,446,830	3,327,998	1,672,011	5,000,009
Change in ordinary shares subject to possible redemption	13,948	152,587	-	152,587
Net loss	-	-	(152,593)	(152,593)
Balance - September 30, 2021	4,460,778	$3,480,585	$1,519,418	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(433,831)	$202,621
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,106)	(559,019)
Change in fair value of warrant liabilities	(106,063)	(38,214)
Changes in current assets and current liabilities:
Prepaid assets	(14,500)	(11,052)
Accounts payable and accrued expense	32,383	173,905
Due to related parties	522,903	205,000
Net Cash Used in Operating Activities	(214)	(26,759)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(666,219)	(1,448,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	1,495,303	105,879,118
Net Cash Provided by Investing Activities	829,084	104,430,318

Cash Flows from Financing Activities:
Proceeds from promissory notes	666,219	220,000
Proceeds from promissory note – related party	-	780,000
Redemption of ordinary shares	(1,495,303)	(105,879,118)
Net Cash Used in Financing Activities	(829,084)	(104,879,118)

Net Decrease in Cash	(214)	(475,559)
Cash – Beginning of the period	1,545	477,154
Cash – Ending of period	$1,331	$1,595

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$433,829	$202,627
Distribution of dividend warrants	$636,375	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Alberton Acquisition Corporation (the “Company” or “Alberton”) is a blank check company incorporated on February 16, 2018, under the laws of British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to an industry or geographic location.

As of September 30, 2021, the Company had not yet commenced any operations. The Company previously had until October 26, 2021 to consummate a Business Combination. On October 22, 2021, the Company held a special meeting of the shareholders pursuant to which its shareholders approved extending the Extension from October 26, 2021 to April 26, 2022 (the “October 2021 Extension”).

The Company has one subsidiary, Alberton Merger Subsidiary Inc., a wholly owned subsidiary of the Company incorporated in Nevada on October 16, 2020 (“Merger Sub”). The Merger Sub was established for the purpose of the potential Business Combination with SolarMax Technology, Inc. (“SolarMax”), a Nevada corporation. Alberton will re-domesticate from a British Virgin Islands corporation into a Nevada corporation so as to continue as a Nevada corporation immediately prior to the closing of the Business Combination with SolarMax, if consummated by April 26, 2022.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 26, 2022.

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

SEPTEMBER 30, 2021

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

On October 22, 2021, the Company held a special meeting of the shareholders pursuant to which its shareholders approved extending the Extension from October 26, 2021 to April 26, 2022 (the “October 2021 Extension”). In connection with the approval of the October 2021 Extension, shareholders elected to redeem an aggregate of 50 of the Company’s ordinary shares. As a result, an aggregate of $571.56 (or $11.43 per share) was released from the Trust Account to pay such shareholders.

The funds in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by April 27, 2020 (the “Combination Period”), and extended to April 26, 2022. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek all vendors, service providers, prospective target businesses or other entities it engages, to execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

SEPTEMBER 30, 2021

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

On October 22, 2021, the Company held a special meeting of the shareholders pursuant to which its shareholders approved extending the Extension from October 26, 2021to April 26, 2022. In addition with the extension, the Company adopted the amended and restated memorandum and articles of association providing the same with regards to the date by which the Company must complete its initial business combination.

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

Amendments to the Merger Agreement

On August 11, 2021, September 10, 2021, and October 4, 2021, the Company, Merger Sub and SolarMax entered into a third amendment, a fourth amendment, and a fifth amendment to the Merger Agreement. Pursuant to these amendments: (i) the number of ordinary shares of the Company to be issued to the SolarMax shareholders was changed to provide that the number of shares is determined by dividing $300,000,000 by $10.50 rather than the Redemption Price; (ii) SolarMax, which, as of October 4, 2021 had made Extension Loans totaling of $927,567, agreed, if the Extension Amendment is approved by SolarMax’ shareholders, to make up to additional six Extension Loans, and all of the Extension Loans will be paid at the Closing; (iii) the requirement that the Company satisfy its obligation to settle Chardan’s deferred underwriting compensation, which is $4,020,797, through the delivery of Sponsor Shares was eliminated, and the deferred underwriting compensation is to be paid in cash; (iv) the requirement that the notes outstanding at September 3, 2020 be settled through the delivery of Founder Shares was eliminated and these notes will be paid at the closing, (v) 800,000 Founder Shares will be canceled  immediately prior to the closing, (vi) all outstanding Private Warrants, each exercisable for one-half of one ordinary shares of the Company (or common stock of the Company following redomestication), including all rights to receive additional Private Warrants which may be issued upon conversion of any notes or other advances made to Purchaser, shall be cancelled, and the Company shall issue to the holder of the Private Warrants (including any right to receive additional Private Warrants) a total of 44,467 ordinary shares of the Company  immediately prior to the closing, (vii) pursuant to loan agreements with the Sponsor, SolarMax had made loans to the Sponsor for payment of obligations of the Company of $651,369 and agreed to make additional advances of up to $12,233. These loans will be paid at the closing; (viii) on October 4, 2021, the Company entered into securities purchase agreement with two investors who agreed to purchase convertible notes in the principal amount of $10 million.  The notes are automatically converted at the closing into shares of common stock with a conversion price equal to ten times the average price of the Company’s rights for the 25 trading days ending on the 2nd trading day before the proxy statement is mailed to the Company’s shareholders, (ix) at the closing, the Company shall issue, under the incentive plan, to each of William Walter Young, Qing S. Huang and Peng Gao 30,000 shares of common stock as the compensation shares for their service as independent directors of the Company until the closing and to Citiking International Limited, a company organized under the laws of Hong Kong (“Citiking”), 200,000 shares pursuant to certain consulting agreement between the Company and Citiking, among which 50,000 shares shall vest immediately upon the closing, 50,000 shares shall vest upon the first anniversary of the closing, 50,000 shares shall vest on the second anniversary of the Closing and remaining 50,000 shares shall vest on the third anniversary of the closing; and (x) the Company agreed that the Company would assume the Sponsor’s obligation to make a $50,000 payment to the Company’s former chief executive officer  immediately prior to the closing.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Sponsor consented to these amendments.

In conjunction with the Merger Agreement including its amendments, the Company currently have the following  agreements with various parties:

Share Forfeiture Agreement

On August 11, 2021, the Company entered into a certain share forfeiture agreement (the “Forfeiture Agreement”) with SolarMax and certain initial shareholders of the Company including Hong Ye, Bin (Ben) Wang and Keqing (Kevin) Liu (collectively, the “Initial Shareholders”), pursuant to which the Initial Shareholders have agreed to forfeit an aggregate of 800,000 Ordinary Shares upon the closing of the merger pursuant to the terms of the Forfeiture Agreement and the Company shall pay Bin (Ben) Wang $50,000 immediately prior to the closing of the merger.

Backstop and Private Placement

On August 11, 2021 and on October 4, 2021, the Company entered into certain backstop agreements (collectively, the “Backstop Agreements”) with four backstop investors (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors shall commit to purchase an aggregate of no less than $18 million of Ordinary Shares in open market or private transactions from time to time, or from holders of public shares of the Company who have exercised their redemption rights pursuant to the Company’s organization documents, pursuant to the terms of the Backstop Agreements.

On August 11, 2021, the Company also entered into certain stock purchase agreement (the “PIPE SPA”) with JSDC Investment LLC (the “PIPE Investor”) who is a minority existing shareholder of SolarMax, pursuant to which the PIPE Investor shall purchase immediately prior to the closing, ordinary shares of the Company (or common stock of the Company following redomestication) at the amount equal to (i) $6 million divided by (ii) a price per share equal to the price at which each share of the Company is redeemed pursuant to the redemption by public shareholders in connection with the merger.

Note Purchase Agreement and Convertible Notes

On October 4, 2021, the Company entered into certain securities purchase agreement (the “Note Purchase Agreement”) with certain investors (“Note Investors”), pursuant to which the Company shall issue notes (the “New Notes”) in the aggregate amount of $10,000,000 with no interest to the Note Investors at the effectiveness of Form S-4. The New Notes shall be converted automatically into the number of fully paid and non-assessable common stock of the Company after redomestication, upon the closing of the Merger at a price equal to ten (10) times the average trading price of the rights of the Company, during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the prospectus to the Company’s shareholders in connection with the special meeting to approve the Merger Agreement. The proceeds of $10,000,000 of the sale of the New Notes shall be used to pay off the indebtedness of the Company as of the closing and any remaining shall be released to the company as working capital. The proceeds from the sale of the New Notes are to be used to pay off the outstanding indebtedness of the Company as of the closing of the Merger and as working capital if there is any remaining fund.

Investor Relations Consulting Agreement

On August 11, 2021, the Company entered into a certain letter agreement (the “IR Agreement”) with Citiking, pursuant to which Citiking shall render investor relations services to the Company and to generally act as its investor relations consultant for the Asian market pursuant to the terms of the IR Agreement upon and following the closing of the Merger. Under the terms of the IR Agreement, the Company has agreed to issue an aggregate of 200,000 Ordinary Shares or Common Stock to Citiking as consideration for its services, of which first 50,000 shares shall vest at the closing of the Merger, 50,000 shares shall vest at the first anniversary of the closing of the Merger, 50,000 shares shall vest at the second anniversary and last 50,000 shares shall vest on the third anniversary of the closing of the Merger, provided that Citiking remains as advisor to the Company at each vesting date.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

On October 22, 2021, the Company held a special meeting of the shareholders pursuant to which the Company’s shareholders approved extending the Extension from October 26, 2021 to April 26, 2022. In connection with October 2021 Extension, the Company has committed to deposit $0.10 per share per month into the trust account as additional interests on the proceeds in the trust account based on a commitment from SolarMax as provided in the Merger Agreement.

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

Through September 30, 2021, the Company deposited an aggregate of $1,167,567 into the Trust Account to fund the Extension. The Extension was partially funded from a $140,000 advance provided by the Sponsor (see Note 5), $100,000 from the AMC Note (defined below) and $927,567 from the SolarMax Notes (see Note 6).

NASDAQ Delisting Notification

On October 28, 2021, the Company received notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (common stock, warrants, units and rights) would be subject to suspension and delisting from The Nasdaq Capital Market due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Following the submission of a hearing request by the Company, a hearing is scheduled to be held on December 16, 2021. The hearing request results in a stay of any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the authority to grant the Company an additional extension not to exceed April 26, 2022.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

As previously announced, the Company has entered into a binding definitive agreement to merge with SolarMax. The Company filed its most recent amendment to the Proxy Statement/Registration Statement on Form S-4 (the “S-4”) for the merger on October 8, 2021. The Company intends to mail the S-4 to shareholders promptly follow completion of the Securities and Exchange Commission review process and to hold the shareholder meeting at which it will seek approval for the merger transaction as soon as possible. The Company believes that the combined company will satisfy all requirements for initial listing upon completion of the merger; however, there can be no assurance that the Panel will grant the Company the required extension, the merger will be successfully completed or that the combined company will meet all applicable requirements for initial listing on The Nasdaq Capital Market.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2020 and 2019. Operating results for the nine months periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the periods presented.

Adjusted Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share.” Adjusted net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding for the period. Ordinary shares subject to possible redemption at September 30, 2021 and 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted adjusted net (loss) income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2021 and 2020, the Company has not considered the effect of the warrants sold in the Initial Public Offering and the dividend warrants issued in April 2021 to purchase an aggregate of 6,616,116 shares and 5,908,876 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive for the three and nine months ended September 30 2021 and 2020, respectively. As a result, diluted adjusted net (loss) income per ordinary share is the same as basic adjusted net (loss) income per ordinary share for the periods presented.

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

SEPTEMBER 30, 2021

(UNAUDITED)

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2021	December 31, 2020
Warrant liabilities – Private Warrants	3	$416,516	$522,579

The change in the fair value of warrant liabilities regarding Level 3 fair value measurements is summarized as follows

Warrant liabilities at December 31, 2019	$533,319
Change in fair value of warrants liabilities for the year ended December 31, 2020	(10,740)
Warrant liabilities at December 31, 2020	522,579
Change in fair value of warrants liabilities for the nine months ended September 30, 2021	(106,063)
Warrant liabilities at September 30, 2021	$416,516

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

	September 30, 2021	December 31, 2020
Stock price	$11.33	$11.41
Exercise price	$11.50	$11.50
Risk-free interest rate	1.02%	0.40%
Expected term (in years)	5.25	5.25
Expected dividend yield	0.00%	0.00%
Expected volatility	40.72%	41.59%
Merger probability adjustment	60.00%	75.00%

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

SEPTEMBER 30, 2021

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Related Party Advances

During the year ended December 31, 2020, the Company received an aggregate of $273,640 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $140,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At September 30, 2021 and December 31, 2020, advances of $273,640 were outstanding which are included in due to related parties in the accompanying unaudited condensed balance sheets.

From December 2020 to September 2021, SolarMax made a series of non-interest bearing loans to the Sponsor in the aggregate principal amount of $651,369, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. These notes shall be paid off in cash upon the closing of the Merger. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At September 30, 2021 and December 31, 2020, advances of $651,369 and $128,466 were outstanding and included in due to related parties in the accompanying unaudited condensed balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. As provided in the Merger Agreement, as amended, the Working Capital Loans would be repaid in cash upon the closing of the Merger. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note (the “Sponsor Note 1”), a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of September 30, 2021 and December 31, 2020, there was $300,000 outstanding under the Sponsor Note 1.

On January 24, 2020, the Sponsor loaned the Company an additional $780,000 under a promissory note (the “Sponsor Note 2”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of September 30, 2021 and December 31, 2020, there was $780,000 outstanding under the Sponsor Note 2.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the three months ended September 30, 2021 and 2020, the Company incurred $3,000 of administrative fees. For each of the nine months ended September 30, 2021 and 2020, the Company incurred $9,000 of administrative fees. At September 30, 2021 and December 31, 2020, $15,000 and $6,000, respectively, of such fees are included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

Other than the $1,000 per month administrative fee and the $1,080,000 of non-interest bearing loans described above, no compensation or fees of any kind, including finder’s fee, consulting fees and other similar fees, will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combination as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by the Company.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Note 6 — Promissory Notes

Promissory notes are comprised of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
GN Note 1	$1,148,800	$1,148,800
GN Note 2	500,000	500,000
AMC Note	100,000	100,000
SolarMax Notes 1	261,348	261,348
SolarMax Notes 2	212,022	-
SolarMax Notes 3	224,083	-
SolarMax Notes 4	230,114	-
Total	$2,676,367	$2,010,148

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of September 30, 2021 and December 31, 2020, there was $1,148,800 outstanding under the GN Note 1.

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

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of September 30, 2021 and December 31, 2020, there was $500,000 outstanding under the GN Note 2.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the period that the Company must complete a Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At September 30, 2021 and December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

From January to March 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At September 30, 2021, there was $212,022 outstanding under the SolarMax Notes 2.

From April to June 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $224,083 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 3 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At September 30, 2021, there was $224,083 outstanding under the SolarMax Notes 3.

In September 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $230,114 to SolarMax (the “SolarMax Notes 4”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 4 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At September 30, 2021, there was $230,114 outstanding under the SolarMax Notes 4.

Note 7 — Cash and Investments Held in Trust Account

As of September 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $14,537,012 and $15,364,991, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$14,537,012	$15,364,991

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Note 8 — Commitments and Contingencies

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. With respect to the Company’s outstanding legal matters, the Company believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these ordinary-course legal matters were resolved against the Company for amounts in excess of management's expectations, the Company’s results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Note 10 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of September 30, 2021 and December 31, 2020, the Company had issued an aggregate of 4,460,778 and 4,417,482 ordinary shares, excluding 19,391 and 197,756 shares of ordinary shares subject to possible redemption, respectively.

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

SEPTEMBER 30, 2021

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

As of September 30, 2021 and December 31, 2020, the Company has outstanding warrants of 13,232,232 and 11,817,752 to purchase an aggregate of 6,616,116 shares and 5,908,876 shares of the Company’s ordinary shares, respectively, with a weighted average exercise of $11.50 per whole share.

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

SEPTEMBER 30, 2021

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

Note 11 — Reconciliation of Adjusted Net Loss (Income) per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income or loss that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net (loss) income	$(152,593)	$(84,230)	$(433,831)	$202,621
Less: income attributable to ordinary shares subject to redemption (1)	(5)	(59)	(17)	(86,089)
Adjusted net (loss) income	$(152,598)	$(84,289)	$(433,848)	$116,532

Basic and diluted weighted average shares outstanding (2)	4,446,830	4,387,754	4,433,417	4,340,885
Basic and diluted adjusted net (loss) income per ordinary share	$(0.03)	$(0.02)	$(0.10)	$0.03

(1)	Income attributable to ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.

(2)	Excludes an aggregate of up to 19,391 and 217,866 shares subject to possible redemption at September 30, 2021 and 2020, respectively.

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Promissory Notes

In October 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $76,704 to SolarMax (the “SolarMax Notes 5”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 5 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

In November 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $127,836 to SolarMax (the “SolarMax Notes 6”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2022. SolarMax Notes 6 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

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

Amendments to the Merger Agreement

On August 11, 2021, September 10, 2021, and October 4, 2021, the Company, Merger Sub and SolarMax entered into a third amendment, a fourth amendment, and a fifth amendment to the Merger Agreement. Pursuant to these amendments: (i) the number of ordinary shares of the Company to be issued to the SolarMax shareholders was changed to provide that the number of shares is determined by dividing $300,000,000 by $10.50 rather than the Redemption Price; (ii) SolarMax, which, as of October 4, 2021 had made Extension Loans totaling of $927,567.30, agreed, if the Extension Amendment is approved by SolarMax’ shareholders, to make up to additional six Extension Loans, and all of the Extension Loans will be paid at the Closing; (iii) the requirement that the Company satisfy its obligation to settle Chardan’s deferred underwriting compensation, which is $4,020,797, through the delivery of Sponsor Shares was eliminated, and the deferred underwriting compensation is to be paid in cash; (iv) the requirement that the notes outstanding at September 3, 2020 be settled through the delivery of Founder Shares was eliminated and these notes will be paid at the closing, (v) 800,000 Founder Shares will be canceled immediately prior to the closing, (vi) all outstanding Private Warrants, each exercisable for one-half of one ordinary shares of the Company (or Common Stock of the Company following Redomestication), including all rights to receive additional Private Warrants which may be issued upon conversion of any notes or other advances made to Purchaser, shall be cancelled, and the Company shall issue to the holder of the Private Warrants (including any right to receive additional Private Warrants) a total of 44,467 ordinary shares of the Company immediately prior to the closing, (vii) pursuant to loan agreements with the Sponsor, SolarMax had made loans to the Sponsor for payment of obligations of the Company of $651,369.01 and agreed to make additional advances of up to $12,233.61. These loans will be paid at the closing; (viii) on October 4, 2021, the Company entered into securities purchase agreement with two investors who agreed to purchase convertible notes in the principal amount of $10 million.  The notes are automatically converted at the closing into shares of common stock with a conversion price equal to ten times the average price of the Company’s rights for the 25 trading days ending on the 2nd trading day before the proxy statement is mailed to the Company’s shareholders, (ix) at the closing, the Company shall issue, under the incentive plan, to each of William Walter Young, Qing S. Huang and Peng Gao 30,000 shares of common stock as the compensation shares for their service as independent directors of the Company until the closing and to Citiking International Limited, a company organized under the laws of Hong Kong (“Citiking”), 200,000 shares pursuant to certain consulting agreement between the Company and Citiking, among which 50,000 shares shall vest immediately upon the Closing, 50,000 shares shall vest upon the first anniversary of the Closing, 50,000 shares shall vest on the second anniversary of the closing and remaining 50,000 shares shall vest on the third anniversary of the Closing, provided that Citiking remains as an advisor to the Company at each vesting date; and (x) the Company agreed that the Company would assume the Sponsor’s obligation to make a $50,000 payment to the Company’s former chief executive officer immediately prior to the closing.

The Sponsor consented to these amendments.

In conjunction with the Merger Agreement including its amendments, the Company currently have the following pending agreements with various parties:

Share Forfeiture Agreement

On August 11, 2021, the Company entered into a certain share forfeiture agreement (the “Forfeiture Agreement”) with SolarMax and certain initial shareholders of the Company including Hong Ye, Bin (Ben) Wang and Keqing (Kevin) Liu (collectively, the “Initial Shareholders”), pursuant to which the Initial Shareholders have agreed to forfeit an aggregate of 800,000 Ordinary Shares upon the closing of the merger pursuant to the terms of the Forfeiture Agreement and the Company shall pay Bin (Ben) Wang $50,000 immediately prior to the closing of the merger.

Backstop and Private Placement

On August 11, 2021 and on October 4, 2021, the Company entered into certain backstop agreements (collectively, the “Backstop Agreements”) with four backstop investors (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors shall commit to purchase an aggregate of no less than $18 million of Ordinary Shares in open market or private transactions from time to time, or from holders of public shares of the Company who have exercised their redemption rights pursuant to the Company’s organization documents, pursuant to the terms of the Backstop Agreements.

On August 11, 2021, the Company also entered into certain stock purchase agreement (the “PIPE SPA”) with JSDC Investment LLC (the “PIPE Investor”) who is a minority existing shareholder of SolarMax, pursuant to which the PIPE Investor shall purchase ordinary shares of the Company at the amount equal to (i) $6 million divided by (ii) a price per share equal to the price at which each share of the Company is redeemed pursuant to the redemption by public shareholders in connection with the merger.

Note Purchase Agreement and Convertible Notes

On October 4, 2021, the Company entered into certain securities purchase agreement (the “Note Purchase Agreement”) with certain investors (“Note Investors”), pursuant to which the Company shall issue notes (the “New Notes”) in the aggregate amount of $10,000,000 with no interest to the Note Investors at the effectiveness of Form S-4. The New Notes shall be converted automatically into the number of fully paid and non-assessable common stock,of the Company after redomestication, upon the closing of the Merger at a price equal to ten (10) times the average trading price of the rights of the Company, during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the prospectus to the Company’s shareholders in connection with the special meeting to approve the Merger Agreement. The proceeds of $10,000,000 of the sale of the New Notes shall be used to pay off the indebtedness of the Company as of the closing and any remaining shall be released to the company as working capital. The proceeds from the sale of the New Notes are to be used to pay the Company’s indebtedness as of the Closing and as working capital if there is any remaining fund.

Investor Relations Consulting Agreement

On August 11, 2021, the Company entered into a certain letter agreement (the “IR Agreement”) with Citiking, pursuant to which Citiking shall render investor relations services to the Company and to generally act as its investor relations consultant for the Asian market pursuant to the terms of the IR Agreement upon and following the Closing. Under the terms of the IR Agreement, the Company has agreed to issue an aggregate of 200,000 Ordinary Shares or Common Stock to Citiking as consideration for its services, subject to certain vesting provisions described in the IR Agreement.

SolarMax Notes

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At September 30, 2021 and December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

From January to March 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At September 30, 2021, there was $212,022 outstanding under the SolarMax Notes 2.

From April to June 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $224,083 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 3 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At September 30, 2021, there was $224,083 outstanding under the SolarMax Notes 3.

In September 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $230,114 to SolarMax (the “SolarMax Notes 4”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 4 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At September 30, 2021, there was $230,114 outstanding under the SolarMax Notes 4.

In October 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $76,704 to SolarMax (the “SolarMax Notes 5”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 5 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

In November 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $127,836 to SolarMax (the “SolarMax Notes 6”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2022. SolarMax Notes 6 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

NASDAQ Delisting Notification

On October 28, 2021, the Company received notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (common stock, warrants, units and rights) would be subject to suspension and delisting from The Nasdaq Capital Market due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Following the submission of a request of hearing by the Company, a hearing is scheduled to be held on December 16, 2021. The hearing request results in a stay of any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the authority to grant the Company an additional extension not to exceed April 26, 2022.

As previously announced, the Company has entered into a binding definitive agreement to merge with SolarMax Technology, Inc. The Company filed its most recent amendment to the Proxy Statement/Registration Statement on Form S-4 (the “S-4”) for the merger on October 8, 2021. The Company intends to mail the S-4 to shareholders promptly follow completion of the Securities and Exchange Commission review process and to hold the shareholder meeting at which it will seek approval for the merger transaction as soon as possible. The Company believes that the combined company will satisfy all requirements for initial listing upon completion of the merger; however, there can be no assurance that the Panel will grant the Company the required extension, the merger will be successfully completed or that the combined company will meet all applicable requirements for initial listing on The Nasdaq Capital Market.

October 2021 Special Shareholder Meeting of the Shareholders

We had until October 26, 2021 to consummate a Business Combination. However, as we anticipated that we may not be able to consummate a Business Combination by October 26, 2021, we extended the period of time to consummate a Business Combination until April 26, 2022 or such an earlier date as determined by our board. On October 22, 2021, we held a special meeting of the shareholders pursuant to which our shareholders approved extending the Extension from October 26, 2021 to April 26, 2022 (the “October 2021 Extension”). In connection with the approval of the October 2021 Extension, shareholders elected to redeem an aggregate of 50 of our ordinary shares. As a result, an aggregate of $571.56 (or $11.43 per share) was released from our Trust Account to pay such shareholders.  In connection with October 2021 Extension, the Company has committed to deposit $0.10 per share per month into the trust account as additional interests on the proceeds in the trust account based on a commitment from SolarMax as provided in the Merger Agreement.

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

For the three months ended September 30, 2021, we had a net loss of $152,593, consisting of $175,736 of operating costs, consisting mostly of general and administrative expenses, offset by $360 of interest income from investments in our Trust Account and $22,783 gain on change in fair value of warrant liabilities.

For the three months ended September 30, 2020, we had a net loss of $84,230, consisting of 100,347 of operating costs, consisting mostly of general and administrative expenses, offset by $380 of interest income from investments in our Trust Account, $3 of interest income from deposits in our corporate bank account and $15,734 gain on change in fair value of warrant liabilities.

For the nine months ended September 30, 2021, we had a net loss of $433,831, consisting of $541,000 of operating costs, consisting mostly of general and administrative expenses, offset by $1,106 of interest income from investments in our Trust Account and $106,063 gain on change in fair value of warrant liabilities.

For the nine months ended September 30, 2020, we had a net income of $202,621, consisting of $559,019 of interest income from investments in our Trust Account, $835 of interest income from deposits in our corporate bank account and $38,214 gain on change in fair value of warrant liabilities, offset by $395,447 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the Trust Account of $1,331 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 26, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

As of the date thereof, we have borrowed from our related parties and issued promissory notes to various parties including our Sponsor in the aggregate amount of $4,758,081. In connection with extensions to complete the initial business combination, we issued a series of unsecured promissory notes to SolarMax in an aggregate amount of $1,004,272. To the extent that these notes exceed $360,000, the Sponsor agreed to transfer to Successor for cancellation sponsor shares equal to such excess.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association and Articles of Association (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 22, 2021.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Date: November 15, 2021	By:	/s/ Guan Wang
Guan Wang
Chief Executive Officer (Principal executive officer)

Date: November 15, 2021	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)