Form 10-K/A
period 2020-12-31
Alberton Acquisition Corp
filed 2021-12-06
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Alberton Acquisition Corporation (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2021, as amended on June 22, 2021 (the “Original Filing”) to restate our financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2021, as amended on June 22, 2021 (the “Original Financial Statements”).

Restatement Background

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary shares, no par value (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 26, 2018 and in connection with the partial exercise of the over-allotment option on November 20, 2018. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. This has resulted in a restatement of the initial carrying value of the Public Shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Public Shares.

Therefore, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that its previously issued financial statements for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for Public Shares should no longer be relied upon. As such, the Company will restate its financial statements in this Form 10-K/A for the Affected Periods (excluding the periods ended March 31, 2021, June 30, 2021 and September 31, 2021 to be restated in a subsequent filing) to report all Public Shares as temporary equity.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

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

Except as described above (including amendment to Note 13 of the Company’s December 31, 2020 financial statements), this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

As described elsewhere in this report, our management and our audit committee concluded that, in light of the prior reclassification of certain warrants from equity to liability, as well as the reclassification of our redeemable Public Shares as temporary equity, it was appropriate to restate our previously issued financial statements as of and for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 (the “Restatements”). In connection with the foregoing development and as a result of the Restatements, we identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Restatement of Previously Issued Financial Statements

On June 14, 2021, we revised our prior position on accounting for private warrants and restated our financial statements to reclassify the Company’s private warrants as described in the Explanatory Note to the Original Filing. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

On December 3, 2021, we revised our prior position on accounting for all Public Shares as permanent equity to temporary equity as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows and it does not have an impact on our cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

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

ALBERTON ACQUISITION CORPORATION

Dated: December 6, 2021	By:	/s/ Guan Wang
	Name:	Guan Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guan Wang	Chairwoman of the Board, Chief Executive Officer, and Treasurer	December 6, 2021
Guan Wang	(Principal Executive Officer)

/s/ Keqing (Kevin) Liu	Chief Financial Officer, Director and Secretary of the Board	December 6, 2021
Keqing (Kevin) Liu	(Principal Financial and Accounting Officer)

/s/ Peng Gao	Director	December 6, 2021
Peng Gao

/s/ William Walter Young	Director	December 6, 2021
William Walter Young

/s/ Qing S. Huang	Director	December 6, 2021
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

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the accompanying financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 have been restated. Our opinion is not modified with respect to this matter.

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

New York, New York

April 5, 2021, except for the effects of the restatement discussed in Note 2 - Amendment 1, as to which the date is June 22, 2021 and Note 2 - Amendment 2 and Note 13, as to which the date is December 6, 2021

ALBERTON ACQUISITION CORPORATION

BALANCE SHEETS

(As Restated)

	December 31,
	2020	2019
	(As Restated)	(As Restated)
Assets
Cash	$1,545	$477,154
Prepaid assets	-	8,333
Total Current Assets	1,545	485,487

Cash and investments held in Trust Account	15,364,991	119,045,327
Total Assets	$15,366,536	$119,530,814

Liabilities, Temporary Equity, and Shareholders’ Deficit
Accounts payable and accrued expenses	$181,293	$13,699
Due to related parties	402,106	-
Promissory notes	2,010,148	1,648,800
Promissory notes - related party	1,080,000	300,000
Total Current Liabilities	3,673,547	1,962,499

Warrants liabilities	522,579	533,319
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	8,216,923	6,516,615

Commitments and Contingencies

Ordinary shares subject to possible redemption, 1,413,480 and 11,487,992 shares at December 31, 2020 and 2019 (at conversion value of $10.87 and $10.36 per share), respectively	15,364,991	119,045,327

Shareholders’ Deficit:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 3,201,758 and 3,201,758 shares (excluding 1,413,480 and 11,487,992 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	-	-
Accumulated deficit	(8,215,378)	(6,031,128)
Total Shareholders’ Deficit	(8,215,378)	(6,031,128)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$15,366,536	$119,530,814

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(As Restated)

	Year Ended December 31,
	2020	2019
	(As Restated)	(As Restated)
Operating costs	$545,678	$484,108
Loss from operations	(545,678)	(484,108)

Other income:
Interest income - bank	836	2,193
Interest income	559,404	2,572,276
Change in fair value of warrant liabilities	10,740	77,859
Total other income	570,980	2,652,328

Net income	$25,302	$2,168,220

Basic and diluted weighted average redeemable ordinary shares outstanding	4,551,951	11,487,992
Basic and diluted net loss per redeemable ordinary share	$(0.28)	$(0.11)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	3,201,758	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.28)	$(0.11)

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(As Restated)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - December 31, 2018	3,201,758	$-	$(4,478,272)	$(4,478,272)
Accretion of carrying value to redemption value	-	-	(3,721,076)	(3,721,076)
Net income	-	-	2,168,220	2,168,220
Balance - December 31, 2019	3,201,758	-	(6,031,128)	(6,031,128)
Accretion of carrying value to redemption value	-	-	(2,209,552)	(2,209,552)
Net income	-	-	25,302	25,302
Balance - December 31, 2020	3,201,758	$-	$(8,215,378)	$(8,215,378)

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(As Restated)

	Year Ended December 31,
	2020	2019
	(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net income	$25,302	$2,168,220
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(559,404)	(2,572,276)
Change in fair value of warrant liabilities	(10,740)	(77,859)
Changes in current assets and current liabilities:
Prepaid assets	8,333	5,429
Accounts payable and accrued expense	167,594	3,610
Due to related parties	402,106	(2,379)
Net Cash Used in Operating Activities	33,191	(475,255)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,650,148)	(1,148,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	105,889,888	-
Net Cash Provided by Investing Activities	104,239,740	(1,148,800)

Cash Flows from Financing Activities:
Proceeds from underwriter’s unit purchase option	-	1,648,800
Proceeds from promissory notes	361,348
Proceeds from promissory note – related party	780,000	-
Redemption of ordinary shares	(105,889,888)	-
Net Cash Provided by Financing Activities	(104,748,540)	1,648,800

Net (Decrease) Increase in Cash	(475,609)	24,745
Cash – Beginning of the year	477,154	452,409
Cash – Ending of year	$1,545	$477,154

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of carrying value to redemption value	$2,209,552	$3,721,076

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

Amendment 1

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

Amendment 2

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the Public Shares issued during the initial public offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in the financial statements herein.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2019
Ordinary shares subject to possible redemption	$108,014,189	$11,031,138	$119,045,327
Ordinary shares	$2,435,688	$(2,435,688)	$-
Retained earnings (accumulated deficit)	$2,564,322	$(8,595,450)	$(6,031,128)
Total shareholders’ equity (deficit)	$5,000,010	$(11,031,138)	$(6,031,128)

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2020
Ordinary shares subject to possible redemption	$2,149,607	$13,215,384	$15,364,991
Ordinary shares	$2,410,382	$(2,410,382)	$-
Retained earnings (accumulated deficit)	$2,589,624	$(10,805,002)	$(8,215,378)
Total shareholders’ equity (deficit)	$5,000,006	$(13,215,384)	$(8,215,378)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Year Ended December 31, 2019
Net income	$2,168,220	$-	$2,168,220
Less: income attributable to ordinary shares subject to possible redemption	$(2,334,598)	$2,334,598	$-
Adjusted net loss	$(166,378)	$166,378	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	11,487,992	11,487,992
Basic and diluted net loss per redeemable ordinary share	$-	$(0.11)	$(0.11)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,143,456	(941,698)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.04)	$(0.07)	$(0.11)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Year Ended December 31, 2020
Net income	$25,302	$-	$25,302
Less: income attributable to ordinary shares subject to possible redemption	$(78,261)	$78,261	$-
Adjusted net loss	$(52,959)	$52,959	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	4,551,951	4,551,951
Basic and diluted net loss per redeemable ordinary share	$-	$(0.28)	$(0.28)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,356,194	(1,154,436)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(0.27)	$(0.28)

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Year Ended December 31, 2019
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$2,168,213	$(2,168,213)	$-
Accretion of carrying value to redemption value	$-	$3,721,076	$3,721,076

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Year Ended December 31, 2020
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$25,306	$(25,306)	$-
Accretion of carrying value to redemption value	$-	$2,209,552	$2,209,552

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

Warrants Liabilities (As Restated, See Note 2 – Amendment 1)

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Net Loss per Ordinary Share (As Restated, See Note 2 – Amendment 2)

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be deemed dividends and to reduce from net income (loss) in arriving at income (loss) available to common shareholders.  At December 31, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the loss of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Fair Value of Financial Instruments (As Restated, See Note 2 – Amendment 1)

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

Note 11 — Shareholders’ Equity (As Restated, See Note 2 – Amendment 2)

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of December 31, 2020 and 2019, the Company had issued an aggregate of 3,201,758 and 3,201,758 ordinary shares, excluding 1,413,480 and 11,487,992 shares of ordinary shares subject to possible redemption, respectively.

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

Note 12 — Reconciliation of Basic and Diluted Net Loss per Ordinary Share (As Restated, See Note 2 – Amendment 2)

In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be deemed dividends and to reduce from net income (loss) in arriving at net income (loss) available to common shareholders. Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Year Ended December 31,
	2020	2019
Net income	$25,302	$2,168,220
Accretion of carrying value to redemption value	(2,209,552)	(3,721,076)
Net loss including accretion of carrying value to redemption value	$(2,184,250)	$(1,552,856)

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,282,302)	$(901,948)	$(1,214,398)	$(338,458)
Denominators:
Weighted-average shares outstanding	4,551,951	3,201,758	11,487,992	3,201,758
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.11)	$(0.11)

Note 13 — Subsequent Events (As Restated)

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Related Party Advances

From February 2021 to September 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $522,903, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur as defined in the notes.

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

In November 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $243,482 to SolarMax (the “SolarMax Notes 6”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2022. SolarMax Notes 6 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

The October 2021 Extension

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Note 14 — Quarterly Financial Data (Unaudited) (As Restated, See Note 2 – Amendment 2)

In lieu of filing amended Quarterly Report on Form 10-Q for the periods ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, the following tables represent the Company’s restated financial statements (unaudited) for each of the restated periods.

ALBERTON ACQUISITION CORPORATION

BALANCE SHEET

MARCH 31, 2019

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$296,759	$-	$296,759
Prepaid assets	7,415	-	7,415
Total Current Assets	304,174	-	304,174
			-
Cash and investments held in Trust Account	116,012,861	-	116,012,861
Total Assets	$116,317,035	$-	$116,317,035

Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$4,069	$-	$4,069
Promissory note - related party	300,000	-	300,000
Total Current Liabilities	304,069	-	304,069

Warrants liabilities	585,321	-	585,321
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	4,910,187	-	4,910,187

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,535,331 and 11,487,992 shares as previously reported and as restated, respectively, at conversion value of $10.10 per share	106,406,842	9,606,019	116,012,861

Shareholders’ Equity (Deficit):
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,154,419 and 3,201,758 shares (excluding 10,535,331 and 11,487,992 shares subject to possible redemption) as previously reported and as restated, respectively	4,043,035	(4,043,035)	-
Retained earnings (accumulated deficit)	956,971	(5,562,984)	(4,606,013)
Total Shareholders’ Equity (Deficit)	5,000,006	(9,606,019)	(4,606,013)

Total Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)	$116,317,035	$-	$116,317,035

ALBERTON ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2019
	As Previously		As
	Reported	Adjustments	Restated
Operating costs	$153,741	$-	$153,741
Loss from operations	(153,741)	-	(153,741)

Other income:
Interest income - bank	143	-	143
Interest income	688,610	-	688,610
Change in fair value of warrant liabilities	25,857	-	25,857
Total other income	714,610	-	714,610

Net income	$560,869	$-	$560,869
Less: income attributable to ordinary shares subject to possible redemption	(631,524)	631,524	-
Adjusted net loss	$(70,655)	$70,655	$-

Basic and diluted weighted average redeemable ordinary shares outstanding	-	11,487,992	11,487,992
Basic and diluted net loss per redeemable ordinary share	$-	$(0.01)	$(0.01)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,147,322	(945,564)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$0.01	$(0.01)

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$560,869	$-	$560,869
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(688,610)	-	(688,610)
Change in fair value of warrant liabilities	(25,857)	-	(25,857)
Changes in current assets and current liabilities:
Prepaid assets	6,347	-	6,347
Accounts payable and accrued expense	(6,020)	-	(6,020)
Due to related parties	(2,379)	-	(2,379)
Net Cash Used in Operating Activities	(155,650)	-	(155,650)

Net Decrease in Cash	(155,650)	-	(155,650)
Cash – Beginning of the period	452,409	-	452,409
Cash – Ending of period	$296,759	$-	$296,759

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$560,866	$(560,866)	$-
Accretion of carrying value to redemption value	$-	$688,610	$688,610

ALBERTON ACQUISITION CORPORATION

BALANCE SHEET

JUNE 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$165,890	$-	$165,890
Prepaid assets	1,651	-	1,651
Total Current Assets	167,541	-	167,541
			-
Cash and investments held in Trust Account	116,706,912	-	116,706,912
Total Assets	$116,874,453	$-	$116,874,453

Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$4,272	$-	$4,272
Promissory note - related party	300,000	-	300,000
Total Current Liabilities	304,272	-	304,272

Warrants liabilities	568,672	-	568,672
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	4,893,741	-	4,893,741

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,529,597 and 11,487,992 shares as previously reported and as restated, respectively, at conversion value of $10.16 per share	106,980,704	9,726,208	116,706,912

Shareholders’ Equity (Deficit):
Preference shares no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,160,153 and 3,201,758 shares (excluding 10,529,597 and 11,487,992 shares subject to possible redemption) as previously reported and as restated, respectively	3,469,173	(3,469,173)	-
Retained earnings (accumulated deficit)	1,530,835	(6,257,035)	(4,726,200)
Total Shareholders’ Equity (Deficit)	5,000,008	(9,726,208)	(4,726,200)

Total Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)	$116,874,453	$-	$116,874,453

ALBERTON ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$137,145	$-	$137,145	$290,886	$-	$290,886
Loss from operations	(137,145)	-	(137,145)	(290,886)	-	(290,886)

Other income:
Interest income - bank	309	-	309	452	-	452
Interest income	694,051	-	694,051	1,382,661	-	1,382,661
Change in fair value of warrant liabilities	16,649	-	16,649	42,506	-	42,506
Total other income	711,009	-	711,009	1,425,619	-	1,425,619

Net income	$573,864	$-	$573,864	$1,134,733	$-	$1,134,733
Less: income attributable to ordinary shares subject to possible redemption	(636,167)	636,167	-	(1,267,347)	1,267,347	-
Adjusted net loss	$(62,303)	$62,303	$-	$(132,614)	$132,614	$-

Basic and diluted weighted average redeemable ordinary shares outstanding	-	11,487,992	11,487,992	-	11,487,992	11,487,992
Basic and diluted net loss per redeemable ordinary share	$-	$(0.01)	$(0.01)	$-	$(0.02)	$(0.02)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,154,419	(952,661)	3,201,758	4,150,890	(949,132)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$0.00	$(0.01)	$(0.03)	$0.01	$(0.02)

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$1,134,733	$-	$1,134,733
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(1,382,661)	-	(1,382,661)
Change in fair value of warrant liabilities	(42,506)	-	(42,506)
Changes in current assets and current liabilities:
Prepaid assets	12,111	-	12,111
Accounts payable and accrued expense	(5,817)	-	(5,817)
Due to related parties	(2,379)	-	(2,379)
Net Cash Used in Operating Activities	(286,519)	-	(286,519)

Net Decrease in Cash	(286,519)	-	(286,519)
Cash – Beginning of the period	452,409	-	452,409
Cash – Ending of period	$165,890	$-	$165,890

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,134,728	$(1,134,728)	$-
Accretion of carrying value to redemption value	$-	$1,382,661	$1,382,661

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$1,237,095	$-	$1,237,095
Total Current Assets	1,237,095	-	1,237,095
			-
Cash and investments held in Trust Account	117,324,145	-	117,324,145
Total Assets	$118,561,240	$-	$118,561,240

Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit):
Accounts payable and accrued expenses	$5,675	$-	$5,675
Promissory note	1,148,800	-	1,148,800
Promissory note - related party	300,000	-	300,000
Total Current Liabilities	1,454,475	-	1,454,475

Warrants liabilities	548,309	-	548,309
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	6,023,581	-	6,023,581

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,532,581 and 11,487,992 shares as previously reported and as restated, respectively, at conversion value of $10.21 per share	107,537,651	9,786,494	117,324,145

Shareholders’ Equity (Deficit):
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,157,169 and 3,201,758 shares (excluding 10,532,581 and 11,487,992 shares subject to possible redemption) as previously reported and as restated, respectively	2,912,226	(2,912,226)	-
Retained earnings (accumulated deficit)	2,087,782	(6,874,268)	(4,786,486)
Total Shareholders’ Equity (Deficit)	5,000,008	(9,786,494)	(4,786,486)

Total Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)	$118,561,240	$-	$118,561,240

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$80,795	$-	$80,795	$371,681	$-	$371,681
Loss from operations	(80,795)	-	(80,795)	(371,681)	-	(371,681)

Other income:
Interest income - bank	146	-	146	598	-	598
Interest income	617,233	-	617,233	1,999,894	-	1,999,894
Change in fair value of warrant liabilities	20,363	-	20,363	62,869	-	62,869
Total other income	637,742	-	637,742	2,063,361	-	2,063,361

Net income	$556,947	$-	$556,947	$1,691,680	$-	$1,691,680
Less: income attributable to ordinary shares subject to possible redemption	(565,879)	565,879	-	(1,833,503)	1,833,503	-
Adjusted net loss	$(8,932)	$8,932	$-	$(141,823)	$141,823	$-

Basic and diluted weighted average redeemable ordinary shares outstanding	-	11,487,992	11,487,992	-	11,487,992	11,487,992
Basic and diluted net loss per redeemable ordinary share	$-	$(0.00)	$(0.00)	$-	$(0.02)	$(0.02)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,160,153	(958,395)	3,201,758	4,153,521	(951,763)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$0.01	$(0.02)

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$1,691,680	$-	$1,691,680
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(1,999,894)	-	(1,999,894)
Change in fair value of warrant liabilities	(62,869)	-	(62,869)
Changes in current assets and current liabilities:
Prepaid assets	13,762	-	13,762
Accounts payable and accrued expense	(4,414)	-	(4,414)
Due to related parties	(2,379)	-	(2,379)
Net Cash Used in Operating Activities	(364,114)	-	(364,114)

Cash Flows from Financing Activities:
Proceeds from promissory note	1,148,800	-	1,148,800
Net Cash Provided by Financing Activities	1,148,800	-	1,148,800

Net Increase in Cash	784,686	-	784,686
Cash – Beginning of the period	452,409	-	452,409
Cash – Ending of period	$1,237,095	$-	$1,237,095

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,691,675	$(1,691,675)	$-
Accretion of carrying value to redemption value	$-	$1,999,894	$1,999,894

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
MARCH 31, 2020

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$11,178	$-	$11,178
Prepaid assets	48,625	-	48,625
Total Current Assets	59,803	-	59,803
			-
Cash and investments held in Trust Account	120,728,495	-	120,728,495
Total Assets	$120,788,298	$-	$120,788,298

Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$105,043	$-	$105,043
Promissory note	1,648,800	-	1,648,800
Promissory note - related party	1,080,000	-	1,080,000
Total Current Liabilities	2,833,843	-	2,833,843

Warrants liabilities	516,901	-	516,901
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	7,371,541	-	7,371,541

Commitments and Contingencies

Ordinary shares subject to possible redemption, 10,315,581 and 11,487,992 shares as previously reported and as restated, respectively, at conversion value of $10.51 per share	108,416,755	12,311,740	120,728,495

Shareholders’ Equity (Deficit):
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,324,988 and 3,201,758 shares (excluding 10,315,581 and 11,487,992 shares subject to possible redemption) as previously reported and as restated, respectively	2,033,122	(2,033,122)	-
Retained earnings (accumulated deficit)	2,966,880	(10,278,618)	(7,311,738)
Total Shareholders’ Equity (Deficit)	5,000,002	(12,311,740)	(7,311,738)

Total Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)	$120,788,298	$-	$120,788,298

ALBERTON ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2020
	As Previously		As
	Reported	Adjustments	Restated
Operating costs	$149,055	$-	$149,055
Loss from operations	(149,055)	-	(149,055)

Other income:
Interest income - bank	827	-	827
Interest income	534,368	-	534,368
Change in fair value of warrant liabilities	16,418	-	16,418
Total other income	551,613	-	551,613

Net income	$402,558	$-	$402,558
Less: income attributable to ordinary shares subject to possible redemption	(479,809)	479,809	-
Adjusted net loss	$(77,251)	$77,251	$-

Basic and diluted weighted average redeemable ordinary shares outstanding	-	11,487,992	11,487,992
Basic and diluted net loss per redeemable ordinary share	$-	$(0.09)	$(0.09)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,263,670	(1,061,912)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.07)	$(0.09)

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$402,558	$-	$402,558
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(534,368)	-	(534,368)
Change in fair value of warrant liabilities	(16,418)	-	(16,418)
Changes in current assets and current liabilities:
Prepaid assets	(40,292)	-	(40,292)
Accounts payable and accrued expense	91,344	-	91,344
Net Cash Used in Operating Activities	(97,176)	-	(97,176)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,148,800)	-	(1,148,800)
Net Cash Used in Investing Activities	(1,148,800)	-	(1,148,800)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	-	780,000
Net Cash Provided by Financing Activities	780,000	-	780,000

Net Decrease in Cash	(465,976)	-	(465,976)
Cash – Beginning of the period	477,154	-	477,154
Cash – Ending of period	$11,178	$-	$11,178

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$402,566	$(402,566)	$-
Accretion of carrying value to redemption value	$-	1,683,168	$1,683,168

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
JUNE 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$9,289	$-	$9,289
Prepaid assets	36,010	-	36,010
Total Current Assets	45,299	-	45,299
			-
Cash and investments held in Trust Account	14,993,648	-	14,993,648
Total Assets	$15,038,947	$-	$15,038,947

Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$156,574	$-	$156,574
Due to related party	100,005	-	100,005
Promissory note	1,748,800	-	1,748,800
Promissory note - related party	1,080,000	-	1,080,000
Total Current Liabilities	3,085,379	-	3,085,379

Warrants liabilities	510,839	-	510,839
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	7,617,015	-	7,617,015

Commitments and Contingencies

Ordinary shares subject to possible redemption, 228,484 and 1,414,480 shares as previously reported and as restated, respectively, at conversion value of $10.60 per share	2,421,929	12,571,719	14,993,648

Shareholders’ Equity (Deficit):
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,387,754 and 3,201,758 shares (excluding 228,484 and 1,414,480 shares subject to possible redemption) as previously reported and as restated, respectively	2,148,830	(2,148,830)	-
Retained earnings (accumulated deficit)	2,851,173	(10,422,889)	(7,571,716)
Total Shareholders’ Equity (Deficit)	5,000,003	(12,571,719)	(7,571,716)

Total Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)	$15,038,947	$-	$15,038,947

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$146,045	$-	$146,045	$295,100	$-	$295,100
Loss from operations	(146,045)	-	(146,045)	(295,100)	-	(295,100)

Other income:
Interest income - bank	5	-	5	832	-	832
Interest income	24,271	-	24,271	558,639	-	558,639
Change in fair value of warrant liabilities	6,062	-	6,062	22,480	-	22,480
Total other income	30,338	-	30,338	581,951	-	581,951

Net (loss) income	$(115,707)	$-	$(115,707)	$286,851	$-	$286,851
Less: income attributable to ordinary shares subject to possible redemption	(3,920)	3,920	-	(90,220)	90,220	-
Adjusted net loss	$(119,627)	$119,627	$-	$196,631	$(196,631)	$-

Basic and diluted weighted average redeemable ordinary shares outstanding	-	3,960,532	3,960,532	-	7,724,262	7,724,262
Basic and diluted net loss per redeemable ordinary share	$-	$(0.04)	$(0.04)	$-	$(0.14)	$(0.14)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,374,169	(1,172,411)	3,201,758	4,318,920	(1,117,162)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.03)	$(0.01)	$(0.04)	$0.05	$(0.19)	$(0.14)

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$286,851	$-	$286,851
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(558,639)	-	(558,639)
Change in fair value of warrant liabilities	(22,480)	-	(22,480)
Changes in current assets and current liabilities:
Prepaid assets	(27,677)	-	(27,677)
Accounts payable and accrued expense	142,875	-	142,875
Due to related party	100,005	-	100,005
Net Cash Used in Operating Activities	(79,065)	-	(79,065)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,268,800)	-	(1,268,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	105,879,118	-	105,879,118
Net Cash Provided by Investing Activities	104,610,318	-	104,610,318

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	-	780,000
Proceeds from promissory note	100,000	-	100,000
Redemption of ordinary shares	(105,879,118)	-	(105,879,118)
Net Cash Used in Financing Activities	(104,999,118)	-	(104,999,118)

Net Decrease in Cash	(467,865)	-	(467,865)
Cash – Beginning of the period	477,154	-	477,154
Cash – Ending of period	$9,289	$-	$9,289

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$286,858	$(286,858)	$-
Accretion of carrying value to redemption value	$-	$1,827,439	$1,827,439

ALBERTON ACQUISITION CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Assets
Cash	$1,595	$-	$1,595
Prepaid assets	19,385	-	19,385
Total Current Assets	20,980	-	20,980
			-
Cash and investments held in Trust Account	15,174,028	-	15,174,028
Total Assets	$15,195,008	$-	$15,195,008

Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$187,604	$-	$187,604
Due to related party	205,000	-	205,000
Promissory notes	1,868,800	-	1,868,800
Promissory note - related party	1,080,000	-	1,080,000
Total Current Liabilities	3,341,404	-	3,341,404

Warrants liabilities	495,105	-	495,105
Deferred underwriting compensation	4,020,797	-	4,020,797
Total Liabilities	7,857,306	-	7,857,306

Commitments and Contingencies

Ordinary shares subject to possible redemption, 217,866 and 1,414,480 shares as previously reported and as restated, respectively, at conversion value of $10.73 per share	2,337,698	12,836,330	15,174,028

Shareholders’ Equity (Deficit):
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 4,398,372 and 3,201,758 shares (excluding 217,866 and 1,414,480 shares subject to possible redemption) as previously reported and as restated, respectively	2,233,061	(2,233,061)	-
Retained earnings (accumulated deficit)	2,766,943	(10,603,269)	(7,836,326)
Total Shareholders’ Equity (Deficit)	5,000,004	(12,836,330)	(7,836,326)

Total Liabilities, Temporary Equity, and Shareholders’ Equity (Deficit)	$15,195,008	$-	$15,195,008

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating costs	$100,347	$-	$100,347	$395,447	$-	$395,447
Loss from operations	(100,347)	-	(100,347)	(395,447)	-	(395,447)

Other income:
Interest income - bank	3	-	3	835	-	835
Interest income	380	-	380	559,019	-	559,019
Change in fair value of warrant liabilities	15,734	-	15,734	38,214	-	38,214
Total other income	16,117	-	16,117	598,068	-	598,068

Net (loss) income	(84,230)	-	(84,230)	202,621	-	202,621
Less: income attributable to ordinary shares subject to possible redemption	(59)	59	-	(86,089)	86,089	-
Adjusted net (loss) income	$(84,289)	$84,289	$-	$116,532	$(116,532)	$-

Basic and diluted weighted average redeemable ordinary shares outstanding	-	1,414,480	1,414,480	-	5,605,649	5,605,649
Basic and diluted net loss per redeemable ordinary share	$-	$(0.06)	$(0.06)	$-	$(0.20)	$(0.20)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,387,754	(1,185,996)	3,201,758	4,340,885	(1,139,127)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.04)	$(0.06)	$0.03	$(0.23)	$(0.20)

ALBERTON ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020

	As Previously		As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$202,621	$-	$202,621
Adjustments to reconcile net income to net cash used in operating activities:			-
Interest earned on investment held in Trust Account	(559,019)	-	(559,019)
Change in fair value of warrant liabilities	(38,214)	-	(38,214)
Changes in current assets and current liabilities:
Prepaid assets	(11,052)	-	(11,052)
Accounts payable and accrued expense	173,905	-	173,905
Due to related party	205,000	-	205,000
Net Cash Used in Operating Activities	(26,759)	-	(26,759)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(1,448,800)	-	(1,448,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	105,879,118	-	105,879,118
Net Cash Provided by Investing Activities	104,430,318	-	104,430,318

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	780,000	-	780,000
Proceeds from promissory note	220,000	-	220,000
Redemption of ordinary shares	(105,879,118)	-	(105,879,118)
Net Cash Used in Financing Activities	(104,879,118)	-	(104,879,118)

Net Decrease in Cash	(475,559)	-	(475,559)
Cash – Beginning of the period	477,154	-	477,154
Cash – Ending of period	$1,595	$-	$1,595

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$202,627	$(202,627)	$-
Accretion of carrying value to redemption value	$-	$2,007,819	$2,007,819