Form 10-Q/A
period 2021-03-31
Alberton Acquisition Corp
filed 2021-12-06
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Original Report”) of Alberton Acquisition Corp. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 22, 2021 to restate the financial statements as of and for the period ended March 31, 2021 included in the Original Report (the “Original Financial Statements”)

Restatement Background

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary shares, no par value (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 26, 2018 and in connection with the partial exercise of the over-allotment option on November 20, 2018. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. This has resulted in a restatement of the initial carrying value of the Public Shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Public Shares.

As a result, the Company’s management, together with the Audit Committee, determined on December 2, 2021, that the Company’s financial statements, related footnotes, and other financial data as of and for the period ended March 31, 2021 included in the Original Report should be restated in the Form 10-Q/A as a result of this error.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon. On December 3, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Report.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

Part II, Item 6. Exhibit

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above (including amendment to Note 13 of the Company’s March 31, 2021 financial statements), this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
	(As Restated)	(As Restated)
Assets
Cash	$1,431	$1,545
Prepaid assets	43,500	-
Total Current Assets	44,931	1,545

Cash and investments held in Trust Account	15,577,394	15,364,991
Total Assets	$15,622,325	$15,366,536

Liabilities, Temporary Equity, and Shareholders’ Deficit
Accounts payable and accrued expenses	$218,841	$181,293
Due to related parties	634,164	402,106
Promissory notes	2,222,170	2,010,148
Promissory notes - related party	1,080,000	1,080,000
Total Current Liabilities	4,155,175	3,673,547

Warrants liabilities	466,900	522,579
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	8,642,872	8,216,923

Commitments and Contingencies

Ordinary shares subject to possible redemption, 1,413,480 and 1,413,480 shares at March 31, 2021 and December 31, 2020 (at conversion value of $11.02 and $10.87 per share), respectively	15,577,394	15,364,991

Shareholders’ Deficit:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 3,201,758 and 3,201,758 shares (excluding 1,413,480 and 1,413,480 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	-	-
Accumulated deficit	(8,597,941)	(8,215,378)
Total Shareholders’ Deficit	(8,597,941)	(8,215,378)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$15,622,325	$15,366,536

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(As Restated)	(As Restated)
Operating costs	$226,220	$149,055
Loss from operations	(226,220)	(149,055)

Other income:
Interest income - bank	-	827
Interest income	381	534,368
Change in fair value of warrant liabilities	55,679	16,418
Total other income	56,060	551,613

Net (loss) income	$(170,160)	$402,558

Basic and diluted weighted average redeemable ordinary shares outstanding	1,413,480	11,487,992
Basic and diluted net loss per redeemable ordinary share	$(0.08)	$(0.09)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	3,201,758	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.08)	$(0.09)

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three Months Ended March 31, 2020 (As Restated)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - January 1, 2020	3,201,758	$-	$(6,031,128)	$(6,031,128)
Accretion of carrying value to redemption value	-	-	(1,683,168)	(1,683,168)
Net income	-	-	402,558	402,558
Balance - March 31, 2020	3,201,758	$-	$(7,311,738)	$(7,311,738)

Three Months Ended March 31, 2021 (As Restated)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - January 1, 2021	3,201,758	$-	$(8,215,378)	$(8,215,378)
Accretion of carrying value to redemption value	-	-	(212,403)	(212,403)
Net loss	-	-	(170,160)	(170,160)
Balance - March 31, 2021	3,201,758	$-	$(8,597,941)	$(8,597,941)

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(170,160)	$402,558
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(381)	(534,368)
Change in fair value of warrant liabilities	(55,679)	(16,418)
Changes in current assets and current liabilities:
Prepaid assets	(43,500)	(40,292)
Accounts payable and accrued expense	37,548	91,344
Due to related parties	232,058	-
Net Cash Used in Operating Activities	(114)	(97,176)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(212,022)	(1,148,800)
Net Cash Used in Investing Activities	(212,022)	(1,148,800)

Cash Flows from Financing Activities:
Proceeds from promissory notes	212,022	-
Proceeds from promissory note – related party	-	780,000
Net Cash Provided by Financing Activities	212,022	780,000

Net Decrease in Cash	(114)	(465,976)
Cash – Beginning of the period	1,545	477,154
Cash – Ending of period	$1,431	$11,178

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of carrying value to redemption value	$212,403	$1,683,168

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

The Company agreed to contribute, or cause to be contributed on its behalf (the “Cash Contribution”), $60,000 for the aggregate number of Public Shares that did not convert in connection with the Extension (the “Remaining Public Shares”) for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on April 27, 2020 until the earlier of the consummation of a Business Combination and the expiry of the Extension). The Cash Contribution will be deposited as additional interest on the proceeds in the Trust Account and will be distributed pro rata as a part of the redemption amount to each Remaining Public Share in connection with a future redemption. In addition, at the earlier date (the “Issuance Date”) of the consummation of its initial Business Combination and the expiry of the Extension, the Company will issue a dividend of one warrant to purchase one-half of one ordinary share for each Remaining Public Share. Each such warrant will be identical to the warrants included in the Units sold in the Company’s Initial Public Offering (the “Dividend”, collectively with the Cash Contribution, the “Contribution”). Through December 31, 2020, the Company deposited an aggregate of $501,348 into the Trust Account to fund the Extension. The Extension was partially funded from a $140,000 advance provided by the Sponsor (see Note 6), $100,000 from the AMC Note (defined below) and $261,348 from the SolarMax Notes (see Note 7).

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

Note 2 — Restatement of Previously Issued Financial Statements

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

The impact to the previously presented financial statements is presented below:

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2020
Ordinary shares subject to possible redemption	$2,149,607	$13,215,384	$15,364,991
Ordinary shares	$2,410,382	$(2,410,382)	$-
Retained earnings (accumulated deficit)	$2,589,624	$(10,805,002)	$(8,215,378)
Total shareholders’ equity (deficit)	$5,000,006	$(13,215,384)	$(8,215,378)

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of March 31, 2021
Ordinary shares subject to possible redemption	$1,979,445	$13,597,949	$15,577,394
Ordinary shares	$2,580,544	$(2,580,544)	$-
Retained earnings (accumulated deficit)	$2,419,464	$(11,017,405)	$(8,597,941)
Total shareholders’ equity (deficit)	$5,000,008	$(13,597,949)	$(8,597,941)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Three Months Ended March 31, 2020
Net income	$402,558	$-	$402,558
Less: income attributable to ordinary shares subject to possible redemption	$(479,809)	$479,809	$-
Adjusted net loss	$(77,251)	$77,251	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	11,487,992	11,487,992
Basic and diluted net loss per redeemable ordinary share	$-	$(0.09)	$(0.09)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,263,670	(1,061,912)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.07)	$(0.09)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Three Months Ended March 31, 2021
Net loss	$(170,160)	$-	$(170,160)
Less: income attributable to ordinary shares subject to possible redemption	$(48)	$48	$-
Adjusted net loss	$(170,208)	$170,208	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	1,413,480	1,413,480
Basic and diluted net loss per redeemable ordinary share	$-	$(0.08)	$(0.08)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,417,482	(1,215,724)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.04)	$(0.04)	$(0.08)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Three Months Ended March 31, 2020
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$402,566	$(402,566)	$-
Accretion of carrying value to redemption value	$-	$1,683,168	$1,683,168

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Three Months Ended March 31, 2021
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$170,162	$(170,162)	$-
Accretion of carrying value to redemption value	$-	$212,403	$212,403

Note 3 — Significant Accounting Policies

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

Net Loss per Ordinary Share (As Restated)

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

Note 8 — Cash and Investments Held in Trust Account

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

Note 11 — Shareholders’ Deficit (As Restated)

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of March 31, 2021 and December 31, 2020, the Company had issued an aggregate of 3,201,758 and 3,201,758 ordinary shares, excluding 1,413,480 and 1,413,480 shares of ordinary shares subject to possible redemption, respectively.

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

Note 12 — Reconciliation of Basic and Diluted Net Loss per Ordinary Share (As Restated)

In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be deemed dividends and to reduce from net income (loss) in arriving at net income (loss) available to common shareholders. . Accordingly, basic and diluted adjusted net loss per ordinary share is as follows:

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(170,160)	$402,558
Accretion of carrying value to redemption value	(212,403)	(1,683,168)
Net loss including accretion of carrying value to redemption value	$(382,563)	$(1,280,610)

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(117,165)	$(265,398)	$(1,001,490)	$(279,120)
Denominators:
Weighted-average shares outstanding	1,413,480	3,201,758	11,487,992	3,201,758
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.09)	$(0.09)

Note 13 — Subsequent Events (As Restated)

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Related Party Advances

From April 2021 to September 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $290,845, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur as defined in the notes.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the period ended March 31, 2021 (the “Restatement”). In the Original Report, our public shares were not accurately described and recorded in the notes to our financial statements.

The Restatement is more fully described in Notes 2 and 3 to the Notes to Financial Statements contained herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020 as well as restatement related to the classification of redeemable ordinary shares for the periods from March 31, 2019 to September 30, 2021, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on June 22, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020 as well as restatement related to the classification of redeemable ordinary shares from March 31, 2019 to September 30, 2021, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our December 31, 2020 Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies. As provided in the Merger Agreement, we has filed a proxy statement/prospectus in Form S-4 (file No. 333-251825) to seek shareholders’ approval to the Merger Agreement and the transactions contemplated thereunder and risk factors in connection with the Merger will be disclosed in such proxy statement/prospectus.

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

ALBERTON ACQUISITION CORPORATION

Date: December 6, 2021	By:	/s/ Guan Wang
Guan Wang
Chief Executive Officer (Principal executive officer)

Date: December 6, 2021	By:	/s/ Keqing (Kevin) Liu
Keqing (Kevin) Liu
Chief Financial Officer (Principal financial and accounting officer)