Form 10-Q/A
period 2021-06-30
Alberton Acquisition Corp
filed 2021-12-06
CIK 1748621

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

Explanatory Note

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Original Report”) of Alberton Acquisition Corp. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 16, 2021 to restate the financial statements as of and for the period ended June 30, 2021 included in the Original Report (the “Original Financial Statements”)

Restatement Background

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

As a result, the Company’s management, together with the Audit Committee, determined on December 2, 2021, that the Company’s financial statements, related footnotes, and other financial data as of and for the period ended June 30, 2021 included in the Original Report should be restated in the Form 10-Q/A as a result of this error.

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

Except as described above (including amendment to Note 13 of the Company’s June 30, 2021 financial statements), this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
	(As Restated)	(As Restated)
Assets
Cash	$1,381	$1,545
Prepaid assets	29,000	-
Total Current Assets	30,381	1,545

Cash and investments held in Trust Account	14,306,539	15,364,991
Total Assets	$14,336,920	$15,366,536

Liabilities, Temporary Equity, and Shareholders’ Deficit
Accounts payable and accrued expenses	$274,225	$181,293
Due to related parties	703,274	402,106
Promissory notes	2,446,253	2,010,148
Promissory notes - related party	1,080,000	1,080,000
Total Current Liabilities	4,503,752	3,673,547

Warrants liabilities	439,299	522,579
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	8,963,848	8,216,923

Commitments and Contingencies

Ordinary shares subject to possible redemption, 1,278,411 and 1,413,480 shares at June 30, 2021 and December 31, 2020 (at conversion value of $11.19 and $10.87 per share), respectively	14,306,539	15,364,991

Shareholders’ Deficit:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 3,201,758 and 3,201,758 shares (excluding 1,278,411 and 1,413,480 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	411,927	-
Accumulated deficit	(9,345,394)	(8,215,378)
Total Shareholders’ Deficit	(8,933,467)	(8,215,378)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$14,336,920	$15,366,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Operating costs	$139,044	$146,045	$365,264	$295,100
Loss from operations	(139,044)	(146,045)	(365,264)	(295,100)

Other income:
Interest income - bank	-	5	-	832
Interest income	365	24,271	746	558,639
Change in fair value of warrant liabilities	27,601	6,062	83,280	22,480
Total other income	27,966	30,338	84,026	581,951

Net (loss) income	$(111,078)	$(115,707)	$(281,238)	$286,851

Basic and diluted weighted average redeemable ordinary shares outstanding	1,312,549	3,960,532	1,362,736	7,724,262
Basic and diluted net loss per redeemable ordinary share	$(0.07)	$(0.04)	$(0.16)	$(0.14)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	3,201,758	3,201,758	3,201,758	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.07)	$(0.04)	$(0.16)	$(0. 14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Six Months Ended June 30, 2020 (As Restated)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - January 1, 2020	3,201,758	$-	$(6,031,128)	$(6,031,128)
Accretion of carrying value to redemption value	-	-	(1,683,168)	(1,683,168)
Net income	-	-	402,558	402,558
Balance - March 31, 2020	3,201,758	-	(7,311,738)	(7,311,738)
Accretion of carrying value to redemption value	-	-	(144,271)	(144,271)
Net loss	-	-	(115,707)	(115,707)
Balance - June 30, 2020	3,201,758	$-	$(7,571,716)	$(7,571,716)

Six Months Ended June 30, 2021 (As Restated)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - January 1, 2021	3,201,758	$-	$(8,215,378)	$(8,215,378)
Accretion of carrying value to redemption value	-	-	(212,403)	(212,403)
Net loss	-	-	(170,160)	(170,160)
Balance - March 31, 2021	3,201,758	-	(8,597,941)	(8,597,941)
Distribution of dividend warrants	-	636,375	(636,375)	-
Accretion of carrying value to redemption value	-	(224,448)	-	(224,448)
Net loss	-	-	(111,078)	(111,078)
Balance - June 30, 2021	3,201,758	$411,927	$(9,345,394)	$(8,933,467)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(281,238)	$286,851
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(746)	(558,639)
Change in fair value of warrant liabilities	(83,280)	(22,480)
Changes in current assets and current liabilities:
Prepaid assets	(29,000)	(27,677)
Accounts payable and accrued expense	92,932	142,875
Due to related parties	301,168	100,005
Net Cash Used in Operating Activities	(164)	(79,065)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(436,105)	(1,268,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	1,495,303	105,879,118
Net Cash Provided by Investing Activities	1,059,198	104,610,318

Cash Flows from Financing Activities:
Proceeds from promissory notes	436,105	100,000
Proceeds from promissory note – related party	-	780,000
Redemption of ordinary shares	(1,495,303)	(105,879,118)
Net Cash Used in Financing Activities	(1,059,198)	(104,999,118)

Net Decrease in Cash	(164)	(467,865)
Cash – Beginning of the period	1,545	477,154
Cash – Ending of period	$1,381	$9,289

Supplemental Disclosure of Non-cash Financing Activities:
Distribution of dividend warrants	$636,375	$-
Accretion of carrying value to redemption value	$436,851	$1,827,439

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

Through June 30, 2021, the Company deposited an aggregate of $937,453 into the Trust Account to fund the Extension. The Extension was partially funded from a $140,000 advance provided by the Sponsor (see Note 6), $100,000 from the AMC Note (defined below) and $697,453 from the SolarMax Notes (see Note 7).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

The impact to the previously presented financial statements is presented below:

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2020
Ordinary shares subject to possible redemption	$2,149,607	$13,215,384	$15,364,991
Ordinary shares	$2,410,382	$(2,410,382)	$-
Retained earnings (accumulated deficit)	$2,589,624	$(10,805,002)	$(8,215,378)
Total shareholders’ equity (deficit)	$5,000,006	$(13,215,384)	$(8,215,378)

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of June 30, 2021
Ordinary shares subject to possible redemption	$373,063	$13,933,476	$14,306,539
Ordinary shares	$3,327,998	$(2,916,071)	$411,927
Retained earnings (accumulated deficit)	$1,672,011	$(11,017,405)	$(9,345,394)
Total shareholders’ equity (deficit)	$5,000,009	$(13,933,476)	$(8,933,467)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Three Months Ended June 30, 2020
Net loss	$(115,707)	$-	$(115,707)
Less: income attributable to ordinary shares subject to possible redemption	$(3,920)	$3,920	$-
Adjusted net loss	$(119,627)	$119,627	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	3,960,532	3,960,532
Basic and diluted net loss per redeemable ordinary share	$-	$(0.04)	$(0.04)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,374,169	(1,172,411)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.03)	$(0.01)	$(0.04)

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Six Months Ended June 30, 2020
Net income	$286,851	$-	$286,851
Less: income attributable to ordinary shares subject to possible redemption	$(90,220)	$90,220	$-
Adjusted net income	$196,631	$(196,631)	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	7,724,262	7,724,262
Basic and diluted net loss per redeemable ordinary share	$-	$(0.14)	$(0.14)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,318,920	(1,117,162)	3,201,758
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.05	$(0.19)	$(0.14)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Three Months Ended June 30, 2021
Net loss	$(111,078)	$-	$(111,078)
Less: income attributable to ordinary shares subject to possible redemption	$(10)	$10	$-
Adjusted net loss	$(111,088)	$111,088	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	1,312,549	1,312,549
Basic and diluted net loss per redeemable ordinary share	$-	$(0.07)	$(0.07)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,435,615	(1,233,857)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.03)	$(0.04)	$(0.07)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Six Months Ended June 30, 2021
Net loss	$(281,238)	$-	$(281,238)
Less: income attributable to ordinary shares subject to possible redemption	$(19)	$19	$-
Adjusted net loss	$(281,257)	$281,257	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	1,362,736	1,362,736
Basic and diluted net loss per redeemable ordinary share	$-	$(0.16)	$(0.16)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,426,599	(1,224,841)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.06)	$(0.10)	$(0.16)

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Six Months Ended June 30, 2020
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$286,858	$(286,858)	$-
Accretion of carrying value to redemption value	$-	$1,827,439	$1,827,439

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Six Months Ended June 30, 2021
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$281,241	$(281,241)	$-
Accretion of carrying value to redemption value	$-	$436,851	$436,851

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Note 8 — Cash and Investments Held in Trust Account

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

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of June 30, 2021 and December 31, 2020, the Company had issued an aggregate of 3,201,758 and 3,201,758 ordinary shares, excluding 1,278,411 and 1,413,480 shares of ordinary shares subject to possible redemption, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(111,078)	$(115,707)	$(281,238)	$286,851
Accretion of carrying value to redemption value	(224,448)	(144,271)	(436,851)	(1,827,439)
Net loss including accretion of carrying value to redemption value	$(335,526)	$(259,978)	$(718,089)	$(1,540,588)

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(97,555)	$(237,971)	$(143,760)	$(116,218)
Denominators:
Weighted-average shares outstanding	1,312,549	3,201,758	3,960,532	3,201,758
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.04)	$(0.04)

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(214,386)	$(503,703)	$(1,089,135)	$(451,453)
Denominators:
Weighted-average shares outstanding	1,362,736	3,201,758	7,724,262	3,201,758
Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.14)	$(0.14)

Note 13 — Subsequent Events (As Restated)

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Related Party Advances

From July 2021 to November 2021, SolarMax made non-interest bearing loans to the Sponsor in the aggregate principal amount of $221,735, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. Upon the completion of the Business Combination, these notes are to be satisfied by the delivery of the Sponsor shares having a value equal to the principal amount of the notes. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur as defined in the notes.

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Promissory Notes

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

JUNE 30, 2021

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the period ended June 30, 2021 (the “Restatement”). In the Original Report, our public shares were not accurately described and recorded in the notes to our financial statements.

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