Form 10-Q/A
period 2021-09-30
Alberton Acquisition Corp
filed 2021-12-06
CIK 1748621

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

Explanatory Note

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Original Report”) of Alberton Acquisition Corp. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021 to restate the financial statements as of and for the period ended September 30, 2021 included in the Original Report (the “Original Financial Statements”)

Restatement Background

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

As a result, the Company’s management, together with the Audit Committee, determined on December 2, 2021, that the Company’s financial statements, related footnotes, and other financial data as of and for the period ended September 30, 2021 included in the Original Report should be restated in the Form 10-Q/A as a result of this error.

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

Except as described above (including amendment to Note 13 of the Company’s September 30, 2021 financial statements), this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ALBERTON ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

ALBERTON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
	(As Restated)	(As Restated)
Assets
Cash	$1,331	$1,545
Prepaid assets	14,500	-
Total Current Assets	15,831	1,545

Cash and investments held in Trust Account	14,537,012	15,364,991
Total Assets	$14,552,843	$15,366,536

Liabilities, Temporary Equity, and Shareholders’ Deficit
Accounts payable and accrued expenses	$213,675	$181,293
Due to related parties	925,009	402,106
Promissory notes	2,676,367	2,010,148
Promissory notes - related party	1,080,000	1,080,000
Total Current Liabilities	4,895,051	3,673,547

Warrants liabilities	416,516	522,579
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	9,332,364	8,216,923

Commitments and Contingencies

Ordinary shares subject to possible redemption, 1,278,411 and 1,413,480 shares at September 30, 2021 and December 31, 2020 (at conversion value of $11.37 and $10.87 per share), respectively	14,537,012	15,364,991

Shareholders’ Deficit:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding
Ordinary shares, no par value; 300,000,000 shares authorized; 3,201,758 and 3,201,758 shares (excluding 1,278,411 and 1,413,480 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	181,454	-
Accumulated deficit	(9,497,987)	(8,215,378)
Total Shareholders’ Deficit	(9,316,533)	(8,215,378)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$14,552,843	$15,366,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Operating costs	$175,736	$100,347	$541,000	$395,447
Loss from operations	(175,736)	(100,347)	(541,000)	(395,447)

Other income:
Interest income - bank	-	3	-	835
Interest income	360	380	1,106	559,019
Change in fair value of warrant liabilities	22,783	15,734	106,063	38,214
Total other income	23,143	16,117	107,169	598,068

Net (loss) income	$(152,593)	$(84,230)	$(433,831)	$202,621

Basic and diluted weighted average redeemable ordinary shares outstanding	1,278,411	1,414,480	1,334,319	5,605,649
Basic and diluted net loss per redeemable ordinary share	$(0.09)	$(0.06)	$(0.24)	$(0.20)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	3,201,758	3,201,758	3,201,758	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.09)	$(0.06)	$(0.24)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Nine Months Ended September 30, 2020 (As Restated)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - January 1, 2020	3,201,758	$-	$(6,031,128)	$(6,031,128)
Accretion of carrying value to redemption value	-	-	(1,683,168)	(1,683,168)
Net income	-	-	402,558	402,558
Balance - March 31, 2020	3,201,758	-	(7,311,738)	(7,311,738)
Accretion of carrying value to redemption value	-	-	(144,271)	(144,271)
Net loss	-		(115,707)	(115,707)
Balance - June 30, 2020	3,201,758	$-	$(7,571,716)	$(7,571,716)
Accretion of carrying value to redemption value	-	-	(180,380)	(180,380)
Net loss	-	-	(84,230)	(84,230)
Balance - September 30, 2020	3,201,758	$-	$(7,836,326)	$(7,836,326)

Nine Months Ended September 30, 2021 (As Restated)

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - January 1, 2021	3,201,758	$-	$(8,215,378)	$(8,215,378)
Accretion of carrying value to redemption value	-	-	(212,403)	(212,403)
Net loss	-	-	(170,160)	(170,160)
Balance - March 31, 2021	3,201,758	-	(8,597,941)	(8,597,941)
Distribution of dividend warrants	-	636,375	(636,375)	-
Accretion of carrying value to redemption value	-	(224,448)	-	(224,448)
Net loss	-	-	(111,078)	(111,078)
Balance - June 30, 2021	3,201,758	411,927	(9,345,394)	(8,933,467)
Accretion of carrying value to redemption value	-	(230,473)	-	(230,473)
Net loss	-	-	(152,593)	(152,593)
Balance - September 30, 2021	3,201,758	$181,454	$(9,497,987)	$(9,316,533)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALBERTON ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(433,831)	$202,621
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,106)	(559,019)
Change in fair value of warrant liabilities	(106,063)	(38,214)
Changes in current assets and current liabilities:
Prepaid assets	(14,500)	(11,052)
Accounts payable and accrued expense	32,383	173,905
Due to related parties	522,903	205,000
Net Cash Used in Operating Activities	(214)	(26,759)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(666,219)	(1,448,800)
Cash withdrawn from Trust Account to pay redeeming shareholders	1,495,303	105,879,118
Net Cash Provided by Investing Activities	829,084	104,430,318

Cash Flows from Financing Activities:
Proceeds from promissory notes	666,219	220,000
Proceeds from promissory note – related party	-	780,000
Redemption of ordinary shares	(1,495,303)	(105,879,118)
Net Cash Used in Financing Activities	(829,084)	(104,879,118)

Net Decrease in Cash	(214)	(475,559)
Cash – Beginning of the period	1,545	477,154
Cash – Ending of period	$1,331	$1,595

Supplemental Disclosure of Non-cash Financing Activities:
Distribution of dividend warrants	$636,375	$-
Accretion of carrying value to redemption value	$667,324	$2,007,819

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

Through September 30, 2021, the Company deposited an aggregate of $1,167,567 into the Trust Account to fund the Extension. The Extension was partially funded from a $140,000 advance provided by the Sponsor (see Note 6), $100,000 from the AMC Note (defined below) and $927,567 from the SolarMax Notes (see Note 7).

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

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of September 30, 2021
Ordinary shares subject to possible redemption	$220,476	$14,316,536	$14,537,012
Ordinary shares	$3,480,585	$(3,299,131)	$181,454
Retained earnings (accumulated deficit)	$1,519,418	$(11,017,405)	$(9,497,987)
Total shareholders’ equity (deficit)	$5,000,003	$(14,316,536)	$(9,316,533)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Three Months Ended September 30, 2020
Net loss	$(84,230)	$-	$(84,230)
Less: income attributable to ordinary shares subject to possible redemption	$(59)	$59	$-
Adjusted net loss	$(84,289)	$84,289	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	1,414,480	1,414,480
Basic and diluted net loss per redeemable ordinary share	$-	$(0.06)	$(0.06)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,387,754	(1,185,996)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.04)	$(0.06)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Nine Months Ended September 30, 2020
Net income	$202,621	$-	$202,621
Less: income attributable to ordinary shares subject to possible redemption	$(86,089)	$86,089	$-
Adjusted net income	$116,532	$(116,532)	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	5,605,649	5,605,649
Basic and diluted net loss per redeemable ordinary share	$-	$(0.20)	$(0.20)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,340,885	(1,139,127)	3,201,758
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.03	$(0.23)	$(0.20)

ALBERTON ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Three Months Ended September 30, 2021
Net loss	$(152,593)	$-	$(152,593)
Less: income attributable to ordinary shares subject to possible redemption	$(5)	$5	$-
Adjusted net loss	$(152,598)	$152,598	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	1,278,411	1,278,411
Basic and diluted net loss per redeemable ordinary share	$-	$(0.09)	$(0.09)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,446,830	(1,245,072)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.03)	$(0.06)	$(0.09)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Nine Months Ended September 30, 2021
Net loss	$(433,831)	$-	$(433,831)
Less: income attributable to ordinary shares subject to possible redemption	$(17)	$17	$-
Adjusted net loss	$(433,848)	$433,848	$-
Basic and diluted weighted average redeemable ordinary shares outstanding	-	1,334,319	1,334,319
Basic and diluted net loss per redeemable ordinary share	$-	$(0.24)	$(0.24)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,433,417	(1,231,659)	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.10)	$(0.14)	$(0.24)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Nine Months Ended September 30, 2020
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$202,627	$(202,627)	$-
Accretion of carrying value to redemption value	$-	$2,007,819	$2,007,819

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Nine Months Ended September 30, 2021
Supplemental Disclosure of Non-cash Financing Activities:
Change in value of ordinary shares subject to possible redemption	$433,829	$(433,829)	$-
Accretion of carrying value to redemption value	$-	$667,324	$667,324

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

Note 8 — Cash and Investments Held in Trust Account

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

Note 9 — Commitments and Contingencies

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net (loss) income	$(152,593)	$(84,230)	$(433,831)	$202,621
Accretion of carrying value to redemption value	(230,473)	(180,380)	(667,324)	(2,007,819)
Net loss including accretion of carrying value to redemption value	$(383,066)	$(264,610)	$(1,101,155)	$(1,805,198)

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(109,307)	$(273,759)	$(81,080)	$(183,530)
Denominators:
Weighted-average shares outstanding	1,278,411	3,201,758	1,414,480	3,201,758
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.06)	$(0.06)

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(323,912)	$(777,243)	$(1,148,954)	$(656,244)
Denominators:
Weighted-average shares outstanding	1,334,319	3,201,758	5,605,649	3,201,758
Basic and diluted net loss per share	$(0.24)	$(0.24)	$(0.20)	$(0.20)

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the periods ended September 30, 2021 (the “Restatement”). In the Original Report, our public shares were not accurately described and recorded in the notes to our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020 as well as restatements related to the classification of redeemable ordinary shares for the periods from March 31, 2019 to September 30, 2021, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on June 18, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements for the periods from March 31, 2019 to December 31, 2020 as well as restatement related to the classification of redeemable ordinary shares for the periods from March 31, 2019 to December 31, 2020, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our December 31, 2020 Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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