Form 10-K
period 2021-12-31
Alberton Acquisition Corp
filed 2022-03-18
CIK 1748621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $20,817,807.

The number of ordinary shares of the registrant outstanding as of the date thereof was 4,480,119.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALBERTON ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

If we are unable to consummate an initial business combination by April 26, 2022, the current outside date, we will, as promptly as reasonably possible but not more than five (5) business days thereafter, subject to the British Virgin Islands Business Companies Act (the “Companies Act”), distribute the aggregate amount then on deposit in the Trust Account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs.

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

October 27, 2020, a meeting of the board of directors were called to discuss and approve the Merger Agreement and related transactions. HTFL submitted a draft of the Merger Agreement substantially the same in the final form of the Merger Agreement to the board of directors of Alberton. After considering the proposed terms of the Merger Agreement and other related transaction agreements and taking into account the other factors described below under the caption “Alberton’s Board of Directors’ Reasons for the Approval of the Business Combination,” the board of directors of Alberton unanimously approved the Merger Agreement and related agreements and determined that it was advisable and in the best interests of Alberton to consummate the Business Combination and other transactions contemplated by the Merger Agreement and related agreements, directed that the Merger Agreement and the other proposals described in the proxy statement/prospectus be submitted to Alberton’s shareholders for approval and adoption, and recommended that Alberton’s shareholders approve and adopt the Merger Agreement and such other proposals.

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

On December 18, 2020 and December 28, 2020, SolarMax made non-interest bearing loans to Sponsor in the aggregate principal amount of $128,466, to enable the sponsor to provide Alberton with funds to pay for our operating costs. At the Closing, these notes will be paid at the closing of the Merger. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur.

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

On April 23, 2021, Alberton held its special meeting in lieu of the 2020 annual meeting of the shareholders. At the meeting, Alberton’s shareholders approved an extension of the date that Alberton need to complete its business combination from April 26, 2021 to October 26, 2021, elected directors and ratified the selection of Friedman LLP as its independent registered certified public accounting firm.

On June 9, 2021, Alberton received a notice from Nasdaq notifying the Company that, because its Form 10-Q for the period ended March 31, 2021 was not filed with the SEC by the required due date of May 17, 2021, the Company is therefore not in compliance with the periodic filing requirements for continued listing set forth in NASDAQ Listing Rule 5250(c)(1). Alberton satisfied the periodic filing requirement with the filing of its Form 10-Q for the period ended March 31, 2021 on June 22, 2021.

On August 11, 2021, September 10, 2021, and October 4, 2021, Alberton, Merger Sub and SolarMax entered into a third amendment, a fourth amendment and a fifth amendment to the Merger Agreement. Pursuant to these amendments:

●	The number of Alberton ordinary shares to be issued to the SolarMax shareholders was changed to provide that the number of shares is determined by dividing $300,000,000 by $10.50 rather than the redemption price.

●	SolarMax, which, as of February 10, 2022 had made Extension Loans totalling of $1,387,780 agreed, if the Extension Amendment is approved by SolarMax’ shareholders, to make up to additional six Extension Loans, and all of the Extension Loans will be paid at the Closing. In addition, SolarMax made a loan to Alberton to pay expenses of $276,666, which loan will also be paid at the Closing.

●	The requirement that Alberton satisfy its obligation to settle the deferred underwriting compensation paid to Chardan Capital Markets LLC, the sole book-running manager in Alberton’s IPO’s, which is $276,666, through the delivery of Sponsor Shares was eliminated, and the deferred underwriting compensation is to be paid in cash.

●	The requirement that the notes outstanding at September 3, 2020 be settled through the delivery of Sponsor Shares was eliminated and these notes will be paid at the Closing.

●	800,000 Sponsor Shares will be cancelled.

●	All outstanding Private Warrants, each exercisable for one-half of one Alberton ordinary shares (or Purchaser Common Stock following Redomestication), including all rights to receive additional Private Warrants which may be issued upon conversion of any notes or other advances made to Purchaser, shall be cancelled, and Alberton shall issue to the holder of the Private Warrants (including any right to receive additional Private Warrants) a total of 44,467 Alberton ordinary shares.

●	Pursuant to loan agreements with the Sponsor, SolarMax had made loans to the Sponsor for payment of obligations of Alberton of $651,369.01 and agreed to make additional advances of up to $12,233.61. These loans will be paid at the Closing.

On October 4, 2021, Alberton entered into securities purchase agreement with two investors who agreed to purchase convertible notes in the principal amount of $10 million at the effectiveness of the proxy statement/prospectus in Form S-4, File No. 333-251825, filed with the SEC, as amended (the “Proxy Statement/Prospectus”),. The notes are automatically converted at the Closing into shares of common stock with a conversion price equal to ten times the average price of Alberton’s rights for the 25 trading days ending on the 2nd trading day before the proxy statement is mailed to Alberton’s shareholders.

●	At the Closing, Alberton shall issue, under the Incentive Plan, to each of William Walter Young, Qing S. Huang and Peng Gao 30,000 shares of Common Stock as the compensation shares for their service as independent directors of Alberton until the Closing and to Citiking International Limited, a company organized under the laws of Hong Kong (“Citiking”), 200,000 shares pursuant to certain consulting agreement between the Purchaser and Citiking, among which 50,000 shares shall vest immediately, 50,000 shares shall vest upon the first anniversary of the Closing, 50,000 shares shall vest on the second anniversary of the Closing and remaining 50,000 shares shall vest on the third anniversary of the Closing.

●	Alberton agreed that Alberton would assume the Sponsor’s obligation to make a $50,000 payment to Alberton’s former chief executive officer.

On August 11, 2021, Alberton also entered into the following agreements.

●	A PIPE Subscription for Alberton ordinary shares at a purchase price of $6.0 million with a purchase price per share equal to the redemption price per share.

●	Backstop agreements with four investors pursuant to which the Backstop Investors committed to purchase an aggregate of no less than $18 million of Ordinary Shares in open market or private transactions from time to time, or from holders of public shares of Alberton who have exercised their redemption rights pursuant to Alberton’s organization documents. These agreements were terminated in October 2021, and Alberton entered into backstop agreements with two other investors for a total of $10 million.

●	Share Forfeiture Agreement pursuant to which the Sponsor and two other initial investors agreed to cancel a total of 800,000 ordinary shares.

●	Note Conversion Agreements with the Sponsor, Global Nature and AMC Sino respectively, pursuant to which, Alberton shall convert 50% of the balance ($1,551,220) of the notes into shares of Alberton immediately prior to the closing at a conversion price equal to 10 times the average trading price of the rights of Alberton, during a period of 25 trading days ending on the second trading day prior to the mailing of Proxy Statement/Prospectus.

On October 4, 2021, Alberton also entered into the following agreements

●	Note Purchase Agreements with two investors pursuant to which Alberton shall issue convertible promissory note in the amount of $10,000,000 with no interest at the effectiveness of the Proxy Statement/Prospectus (the “New Notes”). The New Notes shall be converted automatically into the number of fully paid and non-assessable shares of ordinary share with no par value of Alberton or, upon redomestication of the Alberton as a Nevada corporation, the common stock, par value $0.0001 per share of Alberton redomesticated as a Nevada corporation upon the closing of the Merger at a price equal to ten (10) times the average trading price of the rights of Alberton, during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the Proxy Statement/Prospectus to the Company’s shareholders in connection with the special meeting to approve the Merger Agreement. The proceeds of the sale of the Notes shall be used to pay off the indebtedness of Alberton as of the Closing, including the Extension Loans (as defined in the Merger Agreement) and the Sponsor Loans (as defined in the Merger Agreement), and the working capital of the company after the closing.

●	Termination agreements with two Backstop Investors (as defined below) who have not commenced purchase under their Backstop Agreement (as defined below) for a total commitment of $10 million and an agreements dated October 4, 2021 pursuant to which the New Backstop Investors (defined therein) committed to purchase an aggregate of no less than $10 million of ordinary shares in open market or private transactions from time to time, or from holders of Alberton public shares who exercised their redemption rights (the “New Backstop Agreements”) for a total commitment of $10 million

●	Termination agreements with the Sponsor, Global Nature Investment Holdings Limited (“Global Nature”) and Qingdao Zhongxin Huirong Distressed Asset Disposal Co, Ltd. (“AMC Sino”) for the note conversion and the outstanding notes held by these holders will be paid out from the proceeds of the New Notes.

On October 22, 2021, Alberton held a special meeting of shareholders, pursuant to which its shareholders approved the an amendment to Alberton’s Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which Alberton must complete a business combination to April 26, 2022. In connection with the Extension Amendment, public shareholders of 50 Alberton ordinary shares redeemed their shares for a pro rata portion of the Trust Account.

On October 28, 2021, Alberton received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless Alberton timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), Alberton’s securities (ordinary shares, warrants, units and rights) would be subject to suspension and delisting from Nasdaq due to the Alberton’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Following the submission of a hearing request by Alberton, a hearing was held on December 16, 2021. On January 3, 2022, Alberton received a notice from Nasdaq Office of General Counsel that the Panel had granted the Company’s request to continue its listing on Nasdaq through March 14, 2022 (the “Original Granted Extension Date”).

On February 28, 2022, Alberton submitted a request for additional extension from the Original Granted Extension Date to April 26, 2022, the Outside Date, because it needed additional time to prepare and include the audited financial statements for the fiscal year ended December 31, 2021 of each of Alberton and SolarMax in the Proxy Statement/Prospectus, which request was granted by the Panel on March 3, 2022. The Panel’s decision is subject to certain conditions, including that the Company will have completed the Merger SolarMax on or before the Outside Date and will have demonstrated compliance with all applicable requirements for initial listing on Nasdaq. The Panel stated that April 26, 2022 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant.

From November 1, 2020 through the date hereof, Alberton and SolarMax and their representatives continued to correspond regarding updates to the Alberton preliminary proxy statement/prospectus.

Historical Extensions

On April 23, 2020, Alberton held a special meeting, at which its shareholders approved (i) an amendment to Alberton’s then current memorandum and articles of association, extending the date by which Alberton must consummate its initial business combination from April 27, 2020 to October 26, 2020 or such earlier date as determined by the Alberton Board (the “April 2020 Extension”). In connection with the April 2020 Extension, public stockholders owning 10,073,512 ordinary shares of Alberton exercised their right to have their public shares redeemed, and those shareholders received $105,879,118 (or $10.51 per share) from the trust fund. In connection with the April 2020 Extension, Alberton deposited into the trust account six monthly cash contribution of $60,000 per month in the aggregate amount of $360,000 and issued public shareholders who remained with us after April 2020 Extension one public warrants per public share.

On October 26, 2020, Alberton held another special meeting, at which its shareholders approved an amendment to Alberton’s then current memorandum and articles of association, extending the date by which Alberton must consummate its initial business combination from October 26, 2020 to April 26, 2021 or such earlier date as determined by the Alberton Board (the “October 2020 Extension”). In connection with the October 2020 Extension, the holders of an additional 1,000 ordinary shares exercised their right to have their public shares redeemed, and those shareholders received $10,770.13 (or $10.77 per share) from the trust account. In connection with October 2020 Extension, Alberton deposited, for each remaining public share that did not redeem, for each monthly period, or portion thereof during the October 2020 Extension, $0.05 per share per month, of $70,674, into the trust account as additional interest on the proceeds in the trust account.

On April 23, 2021, Alberton held another special meeting, at which its shareholders approved an amendment to Alberton’s then current memorandum and articles of association, extending the date by which Alberton must consummate its initial business combination from April 26, 2021 to October 26, 2021 or such earlier date as determined by the Board (the “April 2021 Extension”). In connection with the approval of the April 2021 Extension, shareholders elected to redeem an aggregate of 135,069 of our ordinary shares. As a result, an aggregate of $1,495,303.45 (or $11.07 per share) was released from our Trust Account to pay such shareholders. In connection with this vote, Alberton made monthly payments of $76,704.66 which payment were funded by extension loans from SolarMax.

On October 22, 2021, Alberton held a special meeting of shareholders, pursuant to which its shareholders approved the Extension Amendment to extend the last date by which Alberton must complete a business combination from October 26, 2021 to April 26, 2022 (the “October 2021 Extension”). In connection with the October 2021 Extension, the holders of 50 Alberton ordinary shares redeemed their shares; and Alberton has agreed to make a monthly extension payment of $127,836.10.

As the date hereof, in connection with the April 2020 Extension, the October 2020 Extension, the April 2021 Extension and the October 2021 Extension, Alberton paid $105,879,118, $10,770, $1,495,303 and $572, respectively, or a total of $107,385,763, to public shareholders who exercised their redemption rights; and made relevant cash contribution to the Trust Account. As a result, we currently have approximately $14.9 million in the Trust Account. and will be distributed pro rata as a part of redemption amount to each public share in connection with a future redemption.

Outstanding Promissory Notes

The GN Notes

As the date hereof, we have outstanding loans from various parties in the aggregated amount of $4,493,247 which include (i) unsecured promissory notes in the amount of $300,000 and $780,000 issued by Alberton to its Sponsors on July 6, 2018 and January 24, 2020, respectively (collectively, the “Sponsor Notes”), (ii) unsecured promissory notes in the amount of $1,148,800 and $500,000 issued by Alberton to Global Nature Investment Holdings Limited on September 18, 2019 and December 3, 2019, respectively (collectively, the “GN Notes”); (iii) an unsecured promissory note in the aggregate principal amount of $500,000 payable upon demands, the outstanding principal of which is $100,000 issued by Alberton to Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd on April 17, 2020 (the “AMC Note”), (iv) unsecured promissory notes in the aggregate principal amount of $1,387,780 issued by Alberton to SolarMax in connection with the extension of the date that Alberton must complete its initial business combination, each in the amount of $60,000 on September 4, 2020 and October 8, 2020, each in the amount of $70,674 on November 10, 2020, December 9, 2020, January 11, 2021, February 11, 2021, March 19, 2021, and April 26, 2021, in the amount of $153,409 on June 21, 2021, in the amount of $230,114 on September 28, 2021, in the amount of $76,705 on October 13, 2021, each in the amount of $127,836 on November 4, 2021, December 8, 2021 and January 18, 2022 (collectively, the “SolarMax Extension Notes”) and (v) unsecured promissory notes in the aggregate principal amount of $276,666 issued by Alberton to SolarMax to provide Alberton with funds to pay for Alberton’s operating costs (the “SolarMax Promissory Notes”).

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide. In response to COVID-19, governmental authorities have recommended or ordered to limit or cease certain business or commercial activities and the issuance of the certain permits necessary for solar installation are restricted due to the closure of reduced office hours of the government offices in California and China. SolarMax’ operations could be materially and adversely affected and the extent to which the COVID-19 pandemic may materially impact SolarMax’ financial condition, liquidity or results of operations is uncertain. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide. In response to COVID-19, governmental authorities have recommended or ordered to limit or cease certain business or commercial activities and the issuance of the certain permits necessary for solar installation are restricted due to the closure of reduced office hours of the government offices in California and China. SolarMax’ operations could be materially and adversely affected and the extent to which the COVID-19 pandemic may materially impact SolarMax’ financial condition, liquidity or results of operations is uncertain. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business.

Submission of Our Initial Business Combination to a Shareholder Vote

In connection with IPO, each of the Initial Shareholders entered into a letter agreement with Alberton pursuant to which the Initial Shareholders agreed to vote any Alberton ordinary shares owned by them in favor of the proposal to approve the Merger Agreement, by and among Alberton, Merger Sub, and SolarMax, and the transactions contemplated by the Merger Agreement, including the issuance of the merger consideration thereunder (the “Alberton Business Combination Proposal”). Collectively, Alberton Initial Shareholders own 71.5% of the voting rights of Alberton immediately prior to the Business Combination. In connection with the execution of the Merger Agreement, the Sponsor and an insider shareholder, representing 56.71% of the voting rights of Alberton as of the record date entered into a sponsor voting agreement (the “Sponsor Voting Agreements”) with Alberton and SolarMax pursuant to which, they agree to vote all of their shares of Alberton ordinary shares in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions and refrain from taking actions that would adversely affect such sponsor’s ability to perform its obligations under the Sponsor Voting Agreement, and provide a proxy to Alberton to vote such Alberton ordinary shares accordingly.

Public shareholders will be able to redeem their public shares in connection with the expected shareholder vote to approve the proposed business combination with SolarMax, which shall be consummated by April 26, 2022 or such earlier date as determined by the board of directors of Alberton, provided, however, that in the event that the redemptions result in Alberton having less than $5,000,001 in net tangible assets as of the Closing, or the Successor not satisfying the applicable listing requirements of Nasdaq, which include a $4.0 million stockholder’s equity if the market value of the listed securities is at least $50.0 million and $5.0 million if that test is not met, and a $15.0 million market value of unrestricted publicly held shares after giving effect to the consummation of the Merger and any private financing, then either party may terminate the Merger Agreement, and the Business Combination will not be consummated as a result of such termination.

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

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provided that we will have until April 26, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by April 26, 2022 or such longer period that our shareholders may approve, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account not previously released to us for our tax obligations, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, seek to dissolve and liquidate subject to our obligations under British Virgin Islands law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. This redemption of public shares from the Trust Account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination by April 26, 2022 or not otherwise extend the date that we need to complete our business combination. However, if our initial shareholders or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by April 26, 2022.

Our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose, or vote in favor of, any amendment to our amended and restated memorandum and articles of association, prior to a business combination, that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 26, 2022, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to a number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

There will be no redemption rights or liquidating distributions with respect to our warrants or rights, both of which will expire worthless if we fail to complete our initial business combination by April 26, 2022. We will pay the costs of our liquidation from our remaining assets outside of the Trust Account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

COMPETITION

If we succeed in effecting a business combination with SolarMax, there will be, in all likelihood, significant competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding SolarMax’ competition is set forth in the Proxy Statement/Prospectus, File No. 333-251825, for the meeting to be called to approve the business combination with SolarMax.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. On October 22, 2021, we received one demand letter from a putative stockholder alleging that the Proxy Statement/Prospectus (File No. 333-251825) omits certain material information with respect to the proposed merger with SolarMax and seeking the issuance of corrective disclosure in an amendment or supplement to the Proxy Statement/Prospectus. We believe that the disclosure set forth in the Proxy Statement/Prospectus complies fully with applicable law. We specifically deny all allegations that any additional disclosure is required and reserve all defenses in connection with the demand.

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

Holders of Record

As of the date of this annual report, there were 4,480,119 of our ordinary shares issued and outstanding held by 7 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None except certain promissory notes issued to our Sponsor or third party as disclosed in the Proxy Statement/Prospectus, and the Extension Warrants in connection with April 2020 Extension.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Alberton’s financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report on Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or Alberton’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, Alberton’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

As of the date thereof, a total of $114,879,920 of the net proceeds from the initial public offering (including the partial exercise of the over-allotment option) and the private placements were deposited in the Trust Account established for the benefit of the Company’s public shareholders.

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

Our Sponsor

Our sponsor, Hong Ye Hong Kong Shareholding Co., Limited, founded in Hong Kong, is a limited liability company.

Historical Extensions and Redemptions

When Alberton consummated its initial public offering in October 2018, Alberton had until October 27, 2019 (or, if extended as described in the prospectus relating to SolarMax’ initial public offering, up to April 27, 2020) to complete its initial business combination. Subsequently, Alberton has called several special shareholder meetings to seek approval from shareholders to extend the time that it needs to complete its initial business combination and provided public shareholders with redemption rights in connection with each extension: (i) at the special meeting held on April 23, 2020, Alberton’s shareholders approved an amendment to its then existing charter to allow Alberton to complete its initial business combination by October 26, 2020 (the “April 2020 Extension”), and in connection with the April 2020 Extension, 10,073,512 public shares were redeemed; (ii) at the special meeting held on October 26, 2020, Alberton’s shareholders approved an amendment to its then existing charter to allow Alberton to complete its initial business combination by April 26, 2021 (the “October 2020 Extension”), and in connection with October 2020 Extension, 1,000 public shares were redeemed; (iii) at the special meeting held on April 23, 2021, Alberton’s shareholders approved an amendment to its then existing charter to allow Alberton to complete its initial business combination by October 26, 2021 (the “April 2021 Extension”), and in connection with April 2021 Extension, 135,069 public shares were redeemed; and (iv) at the special meeting held on October 22, 2021, Alberton’s shareholders approved an amendment to its then existing charter to allow Alberton to complete its initial business combination by April 26, 2022 (the “October 2021 Extension”), and in connection with October 2021 Extension, 50 public shares were redeemed. In order to induce public shares to remain with Alberton, Alberton deposited additional cash contributions to its trust account which were sourced by loans from the sponsor, SolarMax and other parties and, in connection with the April 2020 Extension, Alberton also issued one public warrant to each public share which was not redeemed in connection with the April 2020 Extension for a total of 1,414,480 dividend warrants.

If Alberton is unable to consummate the Business Combination by April 26, 2022, Alberton will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate.

Proposed Business Combination with SolarMax

During Alberton’s search for a suitable target for a business combination, Alberton had looked at more than 50 potential target companies and signed letter of intent or memo mutual understanding with three of them, including its initial proposal to SolarMax. The Alberton management team held frequent discussion regarding the various targets during this period both internally and with a wide range of management teams at potential targets. Alberton learned about SolarMax in May 2020 when Wang Guan, the CEO and Chairwoman of the board of directors of Alberton, received a letter from a partner of a BDO accounting firm’s member firm in Los Angeles, California. The letter recommended a solar energy company named “SolarMax Technology Inc.” In October 2020, we selected SolarMax as a potential target for a SPAC transaction.

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

Merger Agreement

On October 27, 2020, Alberton entered into a certain agreement and plan of merger, as amended by an amendment dated November 10, 2020, and further amended by an amendment dated March 19, 2021, August 11, 2021, September 10, 2021, and October 4, 2021, respectively, which agreement, as amended being referred to as the “Merger Agreement”, by and among Alberton, Merger Sub, and SolarMax. The Merger Agreement provides for the Merger of Merger Sub with and into SolarMax, with SolarMax continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) all shares of SolarMax common stock (the “SolarMax Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding option to acquire SolarMax Stock (whether vested or unvested) shall be assumed by combined entity and automatically converted into an option to acquire shares of combined entity’s common stock, with its price and number of shares adjusted based on the Exchange Ratio, which is the number of shares of Alberton Common Stock issuable in respect of one share of SolarMax Stock (each, an “Assumed Option”) and (iii) each outstanding convertible notes of SolarMax shall become convertible into shares of Alberton’s common stock determined by dividing the conversion price of such notes at the Effective Time by the applicable conversion ratio.

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

The GN Notes

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

 The Sponsor Notes

On July 6, 2018, the Sponsor loaned us $300,000 under a promissory note (the “Sponsor Note 1”), a portion of which was used to pay for costs associated with the Initial Public Offering.

On January 24, 2020, we, upon receipt of the principal, issued an unsecured promissory note (the “Sponsor Note 2”, together with the Sponsor Note 1, the “Sponsor Notes”) in the aggregate principal amount of $780,000 to our Sponsor and its registered assignees or successors in interest.

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

The AMC Note

On April 17, 2020, we issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “AMC Note”) to Qingdao Zhongxin Huirong Distressed Asset Disposal Co, Ltd. (“AMC Sino”), a PRC company based in Qingdao, China, its registered assignees or successor in interest (the “Payee”). The AMC Note was issued in connection with a non-binding letter of intent entered into by and between us and Zhongxin AmcAsset Limited (“AmcAsset”), a holding company incorporated in the British Virgin Islands, to consummate a potential business combination with AmcAsset. AmcAsset is a transnational distressed asset management company with foothold in the U.S. and China, and undergoing global expansion. AmcAsset holds 100% equity interest of Quest Mark Capital Inc., a California corporation located in Los Angeles, and Qingdao Zhongbiao Distressed Asset Management Co., Ltd (“Zhongbiao”), to which AMC Sino is related. The principle of the AMC Note of $500,000 will be paid in instalments according to the needs of Alberton, with the first payment of no less than $100,000 to be made within one business day after execution of the AMC Note. The AMC Note is non-interest bearing and is payable on the date on which we consummate its initial business combination with Payee or another qualified target company, subject to certain mandatory repayment arrangement set forth in the AMC Note. The principal balance may be prepaid at any time without penalty. As of the date hereof, AMC Sino advanced only $100,000 to Alberton, which is the current principal amount due on the AMC Note.

The SolarMax Notes

From September 2020 to December 2020, we issued unsecured promissory notes in the aggregate principal amount of $ 261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the period that Alberton must complete the Mergger. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At December 31, 2021 and December 31, 2020, there was $ 261,348 outstanding under the SolarMax Notes 1.

From January to March 2021, Alberton issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the period that Alberton must complete a Business Combination to April 26, 2021. SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $212,022 outstanding under the SolarMax Notes 2.

From April to June 2021, Alberton issued additional unsecured promissory notes in the aggregate principal amount of $224,083 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that Alberton must complete a Business Combination to October 26, 2021. SolarMax Notes 3 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $224,083 outstanding under the SolarMax Notes 3.

In September 2021, Alberton issued additional unsecured promissory notes in the aggregate principal amount of $230,114 to SolarMax (the “SolarMax Notes 4”) to finance the extension of the period that Alberton must complete a Business Combination to October 26, 2021. SolarMax Notes 4 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $230,114 outstanding under the SolarMax Notes 4.

From October to December 2021, Alberton issued additional unsecured promissory notes in the aggregate principal amount of $332,377 to SolarMax (the “SolarMax Notes 5”) to finance the extension of the period that Alberton must complete a Business Combination to October 26, 2021, which date is presently extended to April 26, 2022. SolarMax Notes 5 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $332,377 outstanding under the SolarMax Notes 5.

In November 2021, Alberton issued additional unsecured promissory notes in the aggregate principal amount of $115,647 to SolarMax (the “SolarMax Notes 6”) to provide Alberton with funds to pay for Alberton’s operating costs. SolarMax Notes 6 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $115,647 outstanding under the SolarMax Notes 6.

In January 2022 Alberton issued additional unsecured promissory notes in the aggregate principal amount of $127,836 to SolarMax (the “SolarMax Notes 7”) to finance the extension of the period that Alberton must complete a Business Combination to April 26, 2022. SolarMax Notes 7 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

In March 2022, Alberton issued additional unsecured promissory notes in the aggregate principal amount of $161,020 to SolarMax (the “SolarMax Notes 8”) to provide Alberton with funds to pay for Alberton’s operating costs. SolarMax Notes 8 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

As of the date hereof, we have outstanding SolarMax notes in the aggregate amount of $[1,664,447].

Under the terms of the Merger Agreement, all the loans are to be paid at the closing of the Merger from the proceeds of the convertible notes of $10 million.

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

On April 23, 2021, Alberton held its special meeting in lieu of the 2020 annual meeting of the shareholders. At the meeting, Alberton’s shareholders approved an extension of the date that Alberton need to complete its business combination from April 26, 2021 to October 26, 2021, elected directors and ratified the selection of Friedman LLP as its independent registered certified public accounting firm.

On June 9, 2021, Alberton received a notice from Nasdaq notifying the Company that, because its Form 10-Q for the period ended March 31, 2021 was not filed with the SEC by the required due date of May 17, 2021, the Company is therefore not in compliance with the periodic filing requirements for continued listing set forth in NASDAQ Listing Rule 5250(c)(1). Alberton satisfied the periodic filing requirement with the filing of its Form 10-Q for the period ended March 31, 2021 on June 22, 2021.

On October 28, 2021, Alberton received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless Alberton timely requests a hearing before the Panel, Alberton’s securities (ordinary shares, warrants, units and rights) would be subject to suspension and delisting from Nasdaq due to Alberton’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Following the submission of a hearing request by Alberton, a hearing was held on December 16, 2021. On January 3, 2022, Alberton received a notice from Nasdaq Office of General Counsel that the Panel had granted the Company’s request to continue its listing on Nasdaq through March 14, 2022.

On February 28, 2022, Alberton submitted a request for additional extension from the Original Granted Extension Date to April 26, 2022, the Outside Date, because it needed additional time to prepare and include the audited financial statements for the fiscal year ended December 31, 2021 of each of Alberton and SolarMax in the Proxy Statement/Prospectus, which request was granted by the Panel on March 3, 2022. The Panel’s decision is subject to certain conditions, including that the Company will have completed the Merger SolarMax on or before the Outside Date and will have demonstrated compliance with all applicable requirements for initial listing on Nasdaq. The Panel stated that April 26, 2022 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant. As a result, if the Merger is not completed and Alberton does not demonstrate compliance with the applicable Nasdaq listing requirements by April 26, 2022, the Panel will issue a final delist determination and Alberton’s securities will be suspended from trading on Nasdaq.

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

For the year ended December 31, 2021, we had net loss of $615,039, consisting of $1,472 of interest income from investments in our Trust Account, and $111,541 gain on change in fair value of warrants liabilities, offset by $728,052 of operating costs, consisting mostly of general and administrative expenses.

For the year ended December 31, 2020, we had net income of $25,302, consisting of $559,404 of interest income from investments in our Trust Account, $10,740 gain on change in fair value of warrants liabilities, and $836 of interest income from deposits in our corporate bank account, offset by $545,678 of operating costs, consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

For the year ended December 31, 2021, cash used in operating activities was $115,916. As of December 31, 2021, we had cash outside the Trust Account of $1,276 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

The underwriters are entitled to a deferred underwriting discounts and commissions equal to 3.5% of the gross proceeds of the initial public offering. Upon completion of the business combination, $4,020,797 (with consideration of the underwriters’ exercise of their over-allotment option on November 20, 2018) will be paid to the underwriters from the funds held in the Trust Account. No discounts or commissions will be paid with respect to the purchase of the private units. Pursuant to the Merger Agreement, these fees would be paid out from the proceeds of the convertible notes of $10 million at the closing of the Merger.

As of the date thereof, we have issued promissory notes to various parties and due to our Sponsor in the aggregate amount of $5,418,256, which will be paid in cash at Closing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective, , due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Restatement of Previously Issued Unaudited Financial Statements

On December 6, 2021, we revised our prior position on accounting for all Public Shares as permanent equity to temporary equity as described in the Explanatory Note to our quarterly reports on Form 10-Q/As for the period ended March 31, 2021, June 30, 2021 and September 30, 2021. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows and it does not have an impact on our cash position and cash held in the Trust Account.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Form 10-K/A and Form 10-Q/A Amendment filed on December 6, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements on December 6, 2021, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Guan Wang	44	Chairwoman of the Board, Chief Executive Officer, and Treasurer
Keqing (Kevin) Liu	62	Chief Financial Officer, Director, and Secretary of the Board
William Walter Young	77	Independent Director
Qing S. Huang	39	Independent Director
Peng Gao	56	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Guan Wang, Executive Director, Sinobay (Hong Kong) Commercial Real Estate & Management Co, Ltd, Shenzhen, China, since 2005. She has been in charge of Sinobay’s major investments for 13 years since its inception in 2005. From 2003 to 2005, she served as Director of Human Resources at Union Economic and Trading Investment Co. Ltd, Shenzhen, China, where she was responsible for Alberton’s human resource development, designing and improving Alberton’s organizational structure, and cultivating its corporate culture. From 1999 to 2002, she was an assistant in the Human Resources Division at CR Vanguard, a large national supermarket chain in China, a subsidiary of China Resources, a Fortune Global 500 company. Guan received her Bachelor of Science in Computer Application from Shenyang Aerospace University in China in 1999. Guan’s qualifications to serve as a director and Treasurer of Alberton include her work and investment management experience and her experience in human resources management in terms of evaluating top management of companies.

Keqing (Kevin) Liu, a former partner of ACL Equity from June 2018 to October 2018, a financial services company in Beijing, China, where he focuses on deal origination and cross-border mergers and acquisitions. He began his career in 1983 at Agricultural Bank of China Jiangxi Provincial Branch as a project manager in a portfolio 50% funded by the World Bank, until 1993; from 1993 to 2001, a Senior Manager and Senior Economist at China Merchants Bank head office, Shenzhen, he led a project finance team to manage a portfolio exceeding US$1 billion; a member of the bank’s Mid-Term Development Strategies Working Group from 1997 to 2000, he represented the bank at the World Bank and International Monetary Fund annual meetings in Washington D.C.; from 2002 to 2004, he co-headed the International Department, Shenzhen Commercial Bank (now Ping An Bank) head office, to fund cross-border transactions and collaborate with more than 600 prime financial institutions worldwide; from 2005 to 2007, he was Consultant, CITIC Capital, Hong Kong, an investment banking arm of CITIC Group, one of China’s largest finance holding conglomerates, active in investment due diligence; in 2007, he founded Nanchang GlobeVision Investment, a company investing in carbon-dioxide emission reduction projects that generate saleable certified emission reduction credits, and served as Chief Executive Officer of such company from 2007 to 2010; from 2010 to June 2018, he was Partner, Wealth Assets and Capital (formerly Wealth Business Consultancy), Hong Kong, engaged in deal sourcing and due diligence. He has served as Adjunct Researcher, European Studies Center, Zhejiang University, one of China’s top institutions of higher learning. He holds a Bachelor of Economics in Statistics from Jiangxi University of Finance and Economics, China, in 1983. Kevin’s qualifications to serve as Chief Financial Officer and the Secretary of the Board include his 38-year international finance management and due diligence experience and deal-sourcing capability due to his high-level and extensive relationships with banks. His deal sourcing capability and extensive due diligence experience will greatly benefit Alberton.

William Walter Young, Director and Chairman of Compensation Committee. Since April 1999, Mr. Young has been the chief executive officer of JBY enterprise Inc., a company based in Los Angeles operating import and export business of large electrical equipment, mechanical equipment, aircraft parts and automobile and special vehicles. From May 1998 to September 1985, Mr. Young served as the electrical maintenance engineer and the electrical maintenance supervisor in McDonald Douglas in Shenyang, China and the Chief Electrical Maintenance Engineer of Boeing Company based in Shenyang, China. From June 1985 to January 1970, Mr. Young served as the technician, associate engineer and electrical engineer in Motorola in Oklahoma. Mr. Young received his bachelor degree in mechanics from Oklahoma Central State University in 1965 and his bachelor degree in business administration from Embry University in 1997. Mr. Young’s qualifications to serve as a director and the chairman of the compensation committee include decades of experience as a chief executive officer of a private company.

Qing S. Huang, Director and Chairman of Audit Committee. Since January 2008, Mr. Huang has been serving as the principal of Boulder Accounting Service, a company based in El Monte, California, providing accounting and bookkeeping services. From November 2018 to May 2017, Mr. Huang served as vice president branch manager of CTBC Bank in Monterey Park, California, responsible for branch administration and daily operation of a full-service branch office and assistance with the retail planning department on developing new residential and commercial lending program. From May 2017 to May 2012, Mr. Huang served as the assistant vice president branch manager of East West Bank in Rancho Cucamonga, California, responsible for branch administration and daily operation and the development of new deposit and loan business by providing a superior level of customer relations. From April 2012 to December 2010, Mr. Huang served as a licensed banker in JPMorgan Chase Bank in Montebello, California, responsible for maintaining client’s relationship and cross-selling the banks financial products and services and analysis of financial information obtained from clients to determine strategies for meeting clients’ financial objectives. From November 2010 to January 2008, Mr. Huang served as a financial advisor in Ameriprise Financial in Glendale, California, responsible for providing comprehensive financial advice and services to its clients including brokerage and investment advisory. Mr. Huang currently holds several professional licenses, including Series 7 license, Series 66 license, and Chartered Financial Consultant, or ChFC®. Mr. Huang received his bachelor degree in business from University of Southern California in 2007. Mr. Huang’s qualifications to serve as a director and chairman of the audit committee include his accounting experience as well as his finance experience.

Peng Gao, has been the chief attorney of Law Offices of Gao Peng, a law firm since June 2006. Mr. Gao received a Bachelor of Science from Fudan University China in 1988, his Master of Science from Georgia Institute of Technology in 1995, and his Juris Doctor degree from Pepperdine Law School in 2005. Mr. Gao has been admitted to State Bar of Los Angeles, CA, since 2006. Mr. Gao’s qualifications to serve as a director include his 14-year experience in the legal industry. His extensive legal experience will greatly benefit the Company.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2021, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

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

	Number of Shares	%
Name and Address of Beneficial Owners(1)
Hong Ye Hong Kong Shareholding Co., Limited(2)	1,658,319	35.93%
Guan Wang(3)	1,658,319	35.93%
Keqing (Kevin) Liu	958,959	22.41%
William Walter Young	0	-%
Qing S. Huang	0	-%
Peng Gao	0	-%
All directors and executive officers as a group (Six individuals)	3,111,758	71.5%

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is Room 1001, 10/F, Capital Center, 151 Gloucester Road, Wanchai, Hong Kong.
(2)	Guan Wang, the sole shareholder and director of Hong Ye Hong Kong Shareholding Co., Limited, has voting and dispositive power over the shares held by Hong Ye Hong Kong Shareholding Co., Limited.
(3)	Represents shares held by Hong Ye Hong Kong Shareholding Co., Limited. Guan Wang has voting and dispositive power over the shares held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares and Private Units

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

As of the date thereof, our initial shareholders own an aggregate of 3,111,758 ordinary shares of the Company.

Related Party Advances

During the year ended December 31, 2020, the Company received an aggregate of $273,640 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $140,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At December 31, 2021 and 2020, advances of $273,640 were outstanding which are included in due to related parties in the accompanying balance sheets.

During the year ended December 31, 2021, SolarMax made a series of non-interest bearing loans to the Sponsor in the aggregate principal amount of $651,369, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. These notes shall be paid off in cash upon the closing of the Merger. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At December 31, 2021 and 2020, advances of $651,369 and $128,466 were outstanding and included in due to related parties in the accompanying balance sheets.

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note (the “Sponsor Note 1”), a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of December 31, 2021 and 2020, there was $300,000 outstanding under the Sponsor Note 1.

On January 24, 2020, the Sponsor loaned the Company an additional $780,000 under a promissory note (the “Sponsor Note 2”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of December 31, 2021 and 2020, there was $780,000 outstanding under the Sponsor Note 2.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the years ended December 31, 2021 and 2020, the Company incurred $12,000 of administrative fees. At December 31, 2021 and 2020, $18,000 and $6,000, respectively, of such fees are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman LLP for the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$77,500	52,500
Audit-Related Fees	10,000	–
Tax Fees	–	–
All Other Fees	–	–

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

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	The financial statements required to be included in this Amendment are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Amendment

(b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 23, 2018, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

2.1	Agreement and Plan of Merger, dated October 27, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

2.2	Amendment to Agreement and Plan of Merger, dated November 10, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

2.3	Second Amendment to Agreement and Plan of Merger, dated March 19, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 23, 2021)

2.4	Third Amendment to Merger Agreement dated August 11, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on August 16, 2021)

2.5	Fourth Amendment to Merger Agreement dated September 10, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 14, 2021)

Fifth Amendment to Merger Agreement dated October 4, 2021 (incorporated by reference to Exhibit 2.1 t to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 4, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

3.2	Amendment to Regulation 47 of Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 24, 2020)

3.3	Amendment to Regulation 47 of Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 26, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 23, 2018)

4.5	Warrant Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

4.6	Rights Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

4.7	Unit Purchase Option, dated October 26, 2018, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.1	Letter Agreements, dated October 23, 2018, by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.2	Investment Management Trust Account Agreement, dated October 23, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.3	Stock Escrow Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.4	Registration Rights Agreement, dated October 23, 2018, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.5	Amended and Restated Subscription Agreement, dated October 23, 2018, by and between the Registrant and Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 29, 2018)

10.6	Separation and Settlement Agreement, dated March 30, 2020, by and among the Registrant, Hong Ye Hong Kong Shareholding Co., Limited, and Ben (Bin) Wang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 2, 2020)

10.7	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

10.8	Form of Sponsor Voting Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

10.9	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 28, 2020)

10.10	Amendment 1 to Investment Management Trust Agreement, dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 9, 2020)

10.11	Amendment 2 to Investment Management Trust Agreement, dated October 26, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 9, 2020)

10.12	Note Conversion Agreement dated August 11, 2021, by and between Alberton and Hong Ye (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2021)

10.13	Note Conversion Agreement dated August 11, 2021, by and between Alberton and AMC Sino (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 13, 2021)

10.14	Note Conversion Agreement dated August 11, 2021, by and between Alberton and Global Nature (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 13, 2021)

10.15	Forfeiture Agreement dated August 11, 2021, by and among Alberton, SolarMax and the Initial Shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 13, 2021)

10.16	Stock Purchase Agreement dated August 11, 2021, by and between Alberton and the PIPE investor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 13, 2021)

10.17	Letter Agreement dated August 11, 2021, by and between Alberton and Citiking (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 13, 2021)

10.18	Securities Purchase Agreement by and among Alberton, Webao Limited, and East Asia International Trade Co., Limited dated October 4, 2021 Termination Agreement, by and between Alberton and Grow California dated October 4, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2021)

10.19	Backstop Termination Agreement, by and between Alberton and Quest Mark No. 9 L.P. dated October 4, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 7, 2021)

10.20	Backstop Termination Agreement, by and between Alberton and Grow California LLC dated October 4, 2021 (incorporated by reference to Exhibit 10.4 to r the Current Report on Form 8-K filed on October 7, 2021)

10.21	Backstop Agreement by and between Alberton and Nana Feng dated October 4, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 7, 2021)

10.22	Backstop Agreement by and between Alberton and Yaxian Wang dated October 4, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 7, 2021

10.23	Notes Termination Agreement by and between Alberton and Hong Ye dated October 4, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 7, 2021)

10.24	Notes Termination Agreement by and between Alberton and AMC Sino dated October 4, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 7, 2021)

10.25	Notes Termination Agreement by and between Alberton and Global Nature dated October 4, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on October 7, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 9, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on October 17, 2019)

99.4	Promissory Note, dated September 18, 2019, made by Alberton Acquisition Corporation in favor of Global Nature Investment Holdings Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on September 24, 2019)

99.5	Promissory Note, dated December 3, 2019, made by Alberton Acquisition Corporation in favor of Global Nature Investment Holdings Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on December 4, 2019)

99.6	Promissory Note, dated January 23, 2020, made by Alberton Acquisition Corporation in favor of Hong Ye Hong Kong Shareholding Co., Limited (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on January 24, 2020)

99.7	Promissory Note, dated April 17, 2020, made by Alberton Acquisition Corporation in favor of Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd. (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on April 20, 2020)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBERTON ACQUISITION CORPORATION

Dated: March 17, 2022	By:	/s/ Guan Wang
	Name:	Guan Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guan Wang	Chairwoman of the Board, Chief Executive Officer, and Treasurer	March 17, 2022
Guan Wang	(Principal Executive Officer)

/s/ Keqing (Kevin) Liu	Chief Financial Officer, Director and Secretary of the Board	March 17, 2022
Keqing (Kevin) Liu	(Principal Financial and Accounting Officer)

/s/ Peng Gao	Director	March 17, 2022
Peng Gao

/s/ William Walter Young	Director	March 17, 2022
William Walter Young

/s/ Qing S. Huang	Director	March 17, 2022
Qing S. Huang

ALBERTON ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Alberton Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alberton Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 17, 2022

ALBERTON ACQUISITION CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Cash	$1,276	$1,545
Total Current Assets	1,276	1,545

Cash and investments held in Trust Account	14,869,184	15,364,991
Total Assets	$14,870,460	$15,366,536

Liabilities, Temporary Equity, and Shareholders’ Deficit
Accounts payable and accrued expenses	$270,526	$181,293
Due to related parties	925,009	402,106
Promissory notes	3,124,391	2,010,148
Promissory notes - related party	1,080,000	1,080,000
Total Current Liabilities	5,399,926	3,673,547

Warrants liabilities	411,038	522,579
Deferred underwriting compensation	4,020,797	4,020,797
Total Liabilities	9,831,761	8,216,923

Commitments and Contingencies

Ordinary shares subject to possible redemption, 1,278,361 and 1,413,480 shares at December 31, 2021 and 2020 (at conversion value of $11.63 and $10.87 per share), respectively	14,869,184	15,364,991

Shareholders’ Deficit:
Preference shares, no par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; 300,000,000 shares authorized; 3,201,758 and 3,201,758 shares (excluding 1,278,361 and 1,413,480 shares subject to possible redemption) at December 31, 2021 and 2020, respectively	-	-
Accumulated deficit	(9,830,485)	(8,215,378)
Total Shareholders’ Deficit	(9,830,485)	(8,215,378)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$14,870,460	$15,366,536

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Operating costs	$728,052	$545,678
Loss from operations	(728,052)	(545,678)

Other income:
Interest income - bank	-	836
Interest income	1,472	559,404
Change in fair value of warrants liabilities	111,541	10,740
Total other income	113,013	570,980

Net (loss) income	$(615,039)	$25,302

Basic and diluted weighted average redeemable shares outstanding	1,320,217	4,551,951
Basic and diluted net loss per redeemable ordinary share	$(0.50)	$(0.28)
Basic and diluted weighted average non-redeemable shares outstanding	3,201,758	3,201,758
Basic and diluted net loss per non-redeemable ordinary share	$(0.50)	$(0.28)

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Accumulated	Shareholders’
	Shares	Capital	Deficit	Deficit
Balance - December 31, 2019	3,201,758	$-	$(6,031,128)	$(6,031,128)
Accretion of carrying value to redemption value	-	-	(2,209,552)	(2,209,552)
Net income	-	-	25,302	25,302
Balance - December 31, 2020	3,201,758	-	(8,215,378)	(8,215,378)
Distribution of dividend warrants	-	636,375	(636,375)	-
Accretion of carrying value to redemption value	-	(636,375)	(363,693)	(1,000,068)
Net loss	-	-	(615,039)	(615,039)
Balance - December 31, 2021	3,201,758	$-	$(9,830,485)	$(9,830,485)

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(615,039)	$25,302
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Interest earned on investment held in Trust Account	(1,472)	(559,404)
Change in fair value of warrants liabilities	(111,541)	(10,740)
Changes in current assets and current liabilities:
Prepaid assets	-	8,333
Accounts payable and accrued expense	89,233	167,594
Due to related parties	522,903	402,106
Net Cash (Used in) Provided by Operating Activities	(115,916)	33,191

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(998,596)	(1,650,148)
Cash withdrawn from Trust Account to pay redeeming shareholders	1,495,875	105,889,888
Net Cash Provided by Investing Activities	497,279	104,239,740

Cash Flows from Financing Activities:
Proceeds from promissory notes	1,114,243	361,348
Proceeds from promissory note – related party	-	780,000
Redemption of ordinary shares	(1,495,875)	(105,889,888)
Net Cash Used in Financing Activities	(381,632)	(104,748,540)

Net Decrease in Cash	(269)	(475,609)
Cash – Beginning of year	1,545	477,154
Cash – End of year	$1,276	$1,545

Supplemental Disclosure of Non-cash Financing Activities:
Distribution of dividend warrants	$636,375	$-
Accretion of carrying value to redemption value	$1,000,068	$2,209,552

The accompanying notes are an integral part of these financial statements.

ALBERTON ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not yet commenced any operations. The Company previously had until October 26, 2021 to consummate a Business Combination. On October 22, 2021, the Company held a special meeting of the shareholders pursuant to which its shareholders approved extending the Extension from October 26, 2021 to April 26, 2022 (the “October 2021 Extension”).

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

On October 22, 2021, the Company held a special meeting of the shareholders pursuant to which its shareholders approved extending the Extension from October 26, 2021to April 26, 2022. In connection with the extension, the Company adopted the amended and restated memorandum and articles of association providing the same with regards to the date by which the Company must complete its initial Business Combination.

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

Amendments to the Merger Agreement

On August 11, 2021, September 10, 2021, and October 4, 2021, the Company, Merger Sub and SolarMax entered into a third amendment, a fourth amendment, and a fifth amendment to the Merger Agreement. Pursuant to these amendments: (i) the number of ordinary shares of the Company to be issued to the SolarMax shareholders was changed to provide that the number of shares is determined by dividing $300,000,000 by $10.50 rather than the Redemption Price; (ii) SolarMax, which, as of October 4, 2021 had made the non-interest bearing loans to Alberton in connection with the Extension, Second Extension, and Third Extension (the “Extension Loan”), totaling of $927,567, agreed, if the amendment to Alberton’s Amended and Restated Memorandum and Articles of Association in connection with the October 2021 Extension (the “Extension Amendment”) is approved by SolarMax’ shareholders, to make up to additional six Extension Loans, and all of the Extension Loans will be paid at the closing of the Business Combination with SolarMax; (iii) the requirement that the Company satisfy its obligation to settle the deferred underwriting compensation paid to Chardan Capital Markets LLC, which is $4,020,797, through the delivery of Sponsor Shares was eliminated, and the deferred underwriting compensation is to be paid in cash; (iv) the requirement that the notes outstanding at September 3, 2020 be settled through the delivery of Founder Shares was eliminated and these notes will be paid at the closing, (v) 800,000 Founder Shares will be canceled  immediately prior to the closing, (vi) all outstanding Private Warrants, each exercisable for one-half of one ordinary shares of the Company (or common stock of the Company following redomestication), including all rights to receive additional Private Warrants which may be issued upon conversion of any notes or other advances made to Purchaser, shall be cancelled, and the Company shall issue to the holder of the Private Warrants (including any right to receive additional Private Warrants) a total of 44,467 ordinary shares of the Company  immediately prior to the closing, (vii) pursuant to loan agreements with the Sponsor, SolarMax had made loans to the Sponsor for payment of obligations of the Company of $651,369 and agreed to make additional advances of up to $12,233. These loans will be paid at the closing; (viii) on October 4, 2021, the Company entered into securities purchase agreement with two investors who agreed to purchase convertible notes in the principal amount of $10 million.  The notes are automatically converted at the closing into shares of common stock with a conversion price equal to ten times the average price of the Company’s rights for the 25 trading days ending on the 2nd trading day before the proxy statement is mailed to the Company’s shareholders, (ix) at the closing, the Company shall issue, under the incentive plan, to each of William Walter Young, Qing S. Huang and Peng Gao 30,000 shares of common stock as the compensation shares for their service as independent directors of the Company until the closing and to Citiking International Limited, a company organized under the laws of Hong Kong (“Citiking”), 200,000 shares pursuant to certain consulting agreement between the Company and Citiking, among which 50,000 shares shall vest immediately upon the closing, 50,000 shares shall vest upon the first anniversary of the closing, 50,000 shares shall vest on the second anniversary of the Closing and remaining 50,000 shares shall vest on the third anniversary of the closing; and (x) the Company agreed that the Company would assume the Sponsor’s obligation to make a $50,000 payment to the Company’s former chief executive officer  immediately prior to the closing.

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

Note Purchase Agreement and Convertible Notes

On October 4, 2021, the Company entered into certain securities purchase agreement (the “Note Purchase Agreement”) with certain investors (“Note Investors”), pursuant to which the Company shall issue notes (the “New Notes”) in the aggregate amount of $10,000,000 with no interest to the Note Investors at the effectiveness of Form S-4. The New Notes shall be converted automatically into the number of fully paid and non-assessable common stock of the Company after redomestication, upon the closing of the Merger at a price equal to ten (10) times the average trading price of the rights of the Company, during a period of twenty-five (25) trading days ending on the second trading day prior to mailing of the Proxy Statement/Prospectus to the Company’s shareholders in connection with the special meeting to approve the Merger Agreement. The proceeds of $10,000,000 of the sale of the New Notes shall be used to pay off the indebtedness of the Company as of the closing and any remaining shall be released to the company as working capital. The proceeds from the sale of the New Notes are to be used to pay off the outstanding indebtedness of the Company as of the closing of the Merger and as working capital if there is any remaining fund.

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

On April 23, 2021, the Company held its special meeting in lieu of the 2020 annual meeting of the shareholders. At such special meeting, the Company’s shareholders approved to amend the Company’s memorandum and articles of association to extend the date before which the Company must complete a Business Combination from April 26, 2021 to October 26, 2021.

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

Through December 31, 2021, the Company deposited an aggregate of $1,499,944 into the Trust Account to fund the Extension. The Extension was partially funded from a $140,000 advance provided by the Sponsor (see Note 5), $100,000 from the AMC Note (defined below) and $1,259,944 from the SolarMax Notes (see Note 6).

NASDAQ Delisting Notification

On October 28, 2021, the Company received notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (ordinary shares, warrants, units and rights) would be subject to suspension and delisting from The Nasdaq Capital Market due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more Business Combinations within 36 months of the effectiveness of its IPO registration statement. Following the submission of a hearing request by the Company, a hearing was held on December 16, 2021. On January 3, 2022, Alberton received notice from the Nasdaq Office of General Counsel that the Panel had granted the Company’s request to continue its listing on Nasdaq through March 14, 2022.

On February 28, 2022, the Company submitted a request for additional extension through April 26, 2022 because it needed additional time to prepare and include the audited financial statements for the year ended December 31, 2021 for the Company and SolarMax in the registration statement on Form S-4 and the related proxy statement/prospectus in connection with the merger, which request was granted by the Panel on March 3, 2022. The Panel stated that April 26, 2022 represents the full extent of its discretion to grant continued listing while the Company is non-compliant. As a result, if the merger is not completed and the Company does not demonstrate compliance with the applicable Nasdaq listing requirements by April 26, 2022, the Panel will issue a final delist determination and the Company will be suspended from trading on Nasdaq.

While the Company is working toward regaining compliance with all applicable requirements for continued listing on Nasdaq, there can be no assurance that the Company will be able to demonstrate compliance by the deadlines set forth above or that the Panel will grant the Company an extension in the event compliance is not timely achieved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

At December 31, 2021 and 2020, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero for the periods presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be deemed dividends and to reduce from net income (loss) in arriving at income (loss) available to common shareholders. At December 31, 2021 and 2020, the Company has not considered the effect of the warrants sold in the Initial Public Offering and the dividend warrants issued in April 2021 to purchase an aggregate of 6,616,116 shares and 5,908,876 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive for the years ended December 31 2021 and 2020, respectively. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2021	December 31, 2020
Warrants liabilities – Private Warrants	3	$411,038	$522,579

The change in the fair value of warrant liabilities regarding Level 3 fair value measurements is summarized as follows

Warrants liabilities at December 31, 2019	$533,319
Change in fair value of warrants liabilities for the year ended December 31, 2020	(10,740)
Warrants liabilities at December 31, 2020	522,579
Change in fair value of warrants liabilities for the year ended December 31, 2021	(111,541)
Warrants liabilities at December 31, 2021	$411,038

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

	December 31, 2021	December 31, 2020
Stock price	$11.69	$11.41
Exercise price	$11.50	$11.50
Risk-free interest rate	1.28%	0.40%
Expected term (in years)	5.25	5.25
Expected dividend yield	0.00%	0.00%
Expected volatility	40.92%	41.59%
Merger probability adjustment	55.00%	75.00%

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

Related Party Advances

During the year ended December 31, 2020, the Company received an aggregate of $273,640 in advances from the Company’s Chief Executive Officer for working capital purposes, of which $140,000 was used to partially fund the Extension. The advances are non-interest bearing and due on demand. At December 31, 2021 and 2020, advances of $273,640 were outstanding which are included in due to related parties in the accompanying balance sheets.

During the year ended December 31, 2021, SolarMax made a series of non-interest bearing loans to the Sponsor in the aggregate principal amount of $651,369, to enable the Sponsor to provide the Company with funds to pay for the Company’s operating costs. These notes shall be paid off in cash upon the closing of the Merger. Otherwise, the due date will be upon the earlier of the date on which the Merger Agreement is terminated or the date an Event of Default shall occur. At December 31, 2021 and 2020, advances of $651,369 and $128,466 were outstanding and included in due to related parties in the accompanying balance sheets.

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

On July 6, 2018, the Sponsor loaned the Company $300,000 under a promissory note (the “Sponsor Note 1”), a portion of which was used to pay for costs associated with the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of December 31, 2021 and 2020, there was $300,000 outstanding under the Sponsor Note 1.

On January 24, 2020, the Sponsor loaned the Company an additional $780,000 under a promissory note (the “Sponsor Note 2”) in order to partially fund the amount required to be deposited into the Trust Account to extend the period of time required by the Company to complete a Business Combination. The loan is non-interest bearing, unsecured and due at the closing of a Business Combination. As of December 31, 2021 and 2020, there was $780,000 outstanding under the Sponsor Note 2.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2018, to pay the Sponsor, a monthly fee of an aggregate of $1,000 for general and administrative services including office space, utilities and secretarial support, due before the first day of each month. This arrangement will terminate upon the completion of a Business Combination or a distribution of the Trust Account to the public shareholders. For each of the years ended December 31, 2021 and 2020, the Company incurred $12,000 of administrative fees. At December 31, 2021 and 2020, $18,000 and $6,000, respectively, of such fees are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 6 — Promissory Notes

Promissory notes are comprised of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
GN Note 1	$1,148,800	$1,148,800
GN Note 2	500,000	500,000
AMC Note	100,000	100,000
SolarMax Notes 1	261,348	261,348
SolarMax Notes 2	212,022	-
SolarMax Notes 3	224,083	-
SolarMax Notes 4	230,114	-
SolarMax Notes 5	332,377	-
SolarMax Notes 6	115,647	-
Total	$3,124,391	$2,010,148

On September 18, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $1,148,800 to Global Nature (the “GN Note 1”). The GN Note 1 was issued in connection with the GN LOI entered into by and between Global Nature and the Company on September 13, 2019, to consummate a potential Business Combination with Global Nature.

The GN Note 1 is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with Global Nature or another qualified target company (a “Qualified Business Combination” and such date, the “Maturity Date”), subject to certain mandatory repayment arrangement set forth in the GN Note 1. The principal balance may be prepaid at any time without penalty. As of December 31, 2021 and 2020, there was $1,148,800 outstanding under the GN Note 1.

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

On December 3, 2019, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 to Global Nature (the “GN Note 2”). The GN Note 2 was issued in order to fund the Company’s working capital needs. The GN Note 2 is non-interest bearing and is payable as soon as possible but in any event no later than 5 business days after the Company’s initial Business Combination or the date of the expiry of the term of the Company, whichever is earlier. The principal balance may be prepaid at any time without penalty. As of December 31, 2021 and 2020, there was $500,000 outstanding under the GN Note 2.

On April 17, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $500,000 (the “AMC Note”) to Qingdao Zhongxin Huirong Distressed Asset Disposal Co., Ltd. (“AMC Sino”), a PRC company based in Qingdao, China, its registered assignees or successor in interest (the “AMC Payee”). The AMC Note was issued in connection with a non-binding letter of intent entered (“AMC LOI”) into by and between the Company and Zhongxin AmcAsset Limited (“AmcAsset”), a holding company incorporated in the British Virgin Islands, to consummate a potential Business Combination with AmcAsset. AmcAsset is a transnational distressed asset management company with foothold in the U.S. and China, and undergoing global expansion. AmcAsset holds 100% equity interest of Quest Mark Capital Inc., a California corporation located in Los Angeles, and Qingdao Zhongbiao Distressed Asset Management Co., Ltd (“Zhongbiao”), to which AMC Sino is related. The principal of the AMC Note of $500,000 will be paid in installments according to the needs of the Company. The AMC Note is non-interest bearing and is payable on the date on which the Company consummates its initial Business Combination with AMC Payee or another qualified target company, subject to certain mandatory repayment arrangement set forth in the AMC Note. The principal balance may be prepaid at any time without penalty. On May 5, 2020, the Company received first installment of $100,000 under the AMC Note. As of December 31, 2021 and 2020, there was $100,000 outstanding under the AMC Note.

From September 2020 to December 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $261,348 to SolarMax (the “SolarMax Notes 1”) to finance the extension of the period that the Company must complete a Business Combination. The SolarMax Notes 1 are non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination, (ii) the Second Extended Date, or (iii) the date on which either (x) the letter of intent dated September 3, 2020 (the “LOI”) or (y) the Acquisition Agreement, as defined in the LOI, are terminated for any reason. At December 31, 2021 and December 31, 2020, there was $261,348 outstanding under the SolarMax Notes 1.

From January to March 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $212,022 to SolarMax (the “SolarMax Notes 2”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2021. SolarMax Notes 2 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently October 26, 2021, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $212,022 outstanding under the SolarMax Notes 2.

From April to June 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $224,083 to SolarMax (the “SolarMax Notes 3”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 3 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $224,083 outstanding under the SolarMax Notes 3.

In September 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $230,114 to SolarMax (the “SolarMax Notes 4”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021. SolarMax Notes 4 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $230,114 outstanding under the SolarMax Notes 4.

From October to December 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $332,377 to SolarMax (the “SolarMax Notes 5”) to finance the extension of the period that the Company must complete a Business Combination to October 26, 2021, which date is presently extended to April 26, 2022. SolarMax Notes 5 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $332,377 outstanding under the SolarMax Notes 5.

In November 2021, the Company issued additional unsecured promissory notes in the aggregate principal amount of $115,647 to SolarMax (the “SolarMax Notes 6”) to provide the Company with funds to pay for the Company’s operating costs. SolarMax Notes 6 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur. At December 31, 2021, there was $115,647 outstanding under the SolarMax Notes 6.

Note 7 — Cash and Investments Held in Trust Account

As of December 31, 2021 and 2020, assets held in the Trust Account were comprised of $14,869,184 and $15,364,991, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$14,869,184	$15,364,991

Note 8 — Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. On October 22, 2021, the Company received one demand letter from a putative stockholder alleging that the proxy statement/prospectus Form S-4 and its amendments filed by the Company omit certain material information with respect to the merger with SolarMax and seeking the issuance of corrective disclosure in an amendment or supplement to the proxy statement/prospectus. The Company believes that the disclosure in the proxy statement/prospectus complies fully with applicable law. The Company specifically denies all allegations that any additional disclosure is required and reserve all defenses in connection with the demand.

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

Note 10 — Shareholders’ Deficit

Preferred Shares - The Company is authorized to issue 100,000,000 shares of no par value preferred shares, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue 300,000,000 ordinary shares, no par value. As of December 31, 2021 and 2020, the Company had issued an aggregate of 3,201,758 and 3,201,758 ordinary shares, excluding 1,278,361 and 1,413,480 shares of ordinary shares subject to possible redemption, respectively.

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

As of December 31, 2021 and 2020, the Company has outstanding warrants of 13,232,232 and 11,817,752 to purchase an aggregate of 6,616,116 shares and 5,908,876 shares of the Company’s ordinary shares, respectively, with a weighted average exercise of $11.50 per whole share.

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

Note 11 — Reconciliation of Basic and Diluted Net Loss per Ordinary Share

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

	Years Ended December 31,
	2021	2020

Net (loss) income	$(615,039)	$25,302
Distribution of dividend warrants	(636,375)	-
Accretion of carrying value to redemption value	(1,000,068)	(2,209,552)
Net loss including accretion of carrying value to redemption value	$(2,251,482)	$(2,184,250)

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(657,333)	$(1,594,149)	$(1,282,302)	$(901,948)
Denominators:
Weighted-average shares outstanding	1,320,217	3,201,758	4,551,951	3,201,758
Basic and diluted net loss per share	$(0.50)	$(0.50)	$(0.28)	$(0.28)

Note 12 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Promissory Notes

In January 2022, the Company issued additional unsecured promissory notes in the aggregate principal amount of $127,836 to SolarMax (the “SolarMax Notes 7”) to finance the extension of the period that the Company must complete a Business Combination to April 26, 2022. SolarMax Notes 7 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.

In March 2022, the Company issued additional unsecured promissory notes in the aggregate principal amount of $161,020 to SolarMax (the “SolarMax Notes 8”) to provide the Company with funds to pay for the Company’s operating costs. SolarMax Notes 8 are non-interest bearing, unsecured and payable upon the first to occur of (i) the Closing Date, as defined in the Merger Agreement, or (ii) the date on which, pursuant to the organization documents of Alberton, Alberton must complete a Business Combination, which date is presently April 26, 2022, or (iii) the date on which the Merger Agreement is terminated or (iv) the date an Event of Default shall occur.